Form 10-Q
period 2014-08-31
Bemax, Inc.
filed 2014-11-24
CIK 1613895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

or

[     ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-197756

BEMAX INC.
(Exact name of registrant as specified in its charter)

Nevada	46-554081
(State or other jurisdiction of Organization)	(IRS Employer Identification Number)

____________________________________________________________________________________________________________

26 Wellsley Lane
Dallas, GA 30132
Tel: (770) 401-1809
(Address and telephone number of principal executive office)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) /of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [ ]   Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  [ ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

4,000,000 common shares issued and outstanding as of August 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our audited financial statements filed therewith the U.S. Securities and Exchange Commission (SEC) on September 25, 2014 and can be found on the SEC website at www.sec.gov

BEMAX INC.
(A Development Stage Company)
Financial Statements
(Expressed in US dollars)
August 31, 2014 and August 31, 2013
(Unaudited)

BEMAX INC.
(A Development Stage Company)
Balance Sheets (Stated in U.S. Dollars)
Auguar 31, 2014 and August 31, 2013

	(Audited)
	Three Months Ended	Three Months Ended
	August 31, 2014	August 31, 2014

Current Assets
Cash and cash equivalents	$1,493	$4,000

Total current assets	1,493	4,000

TOTAL ASSETS	$1,493	$4,000

CURRENT LIABILITIES
Loan from shareholder and related party	$4,802	2,502
Total current liabilities	4,802	2,502

STOCKHOLDERS' EQUITY

Common stock, ($0.0001 par value, 70,000,000 shares
Common stock, ($0.001 par value, 75,000,000 shares
authorized; 4,000,000 shares issued and outstanding at
August 31, 2014 and May 31, 2014 respectively	400	400
Additional paid-in capital	3,600	3,600
Deficit accumulated during exploration stage	(7,309)	(2,502)
TOTAL STOCKHOLDERS' EQUITY	(3,309)	1,498

TOTAL LIABILITITES AND STOCKHOLDERS' EQUITY	$1,493

BEMAX INC.
(A Development Stage Company)
Statement of Operations (Stated in U.S. Dollars)
For the Three Months Ended August 31, 2014 and August 31, 2013
                         (Unaudited)
	(Unaudited)
	Three Months	Three Months
	Ended	Ended
	August 31, 2014	August 31, 2013

REVENUES
Revenues	-	-

TOTAL REVENUES	$-	-

OPERATING COSTS

General and administrative expenses	4,807	-
TOTAL OPERATING COSTS	$4,807	-

NET ORDINARY INCOME (LOSS)	(4,807)	-

BASIC AND DILUTED EARNINGS (LOSS)
PER SHARE	$0.00	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING	4,000,000	4,000,000

BEMAX INC.
(A Development Stage Company)
Statement of Cash Flows (Stated in U.S. Dollars)
For the Three Months Ended August 31, 2014 and August 31, 2013

	(Unaudited)
	Three Months Ended	Three Months Ended
	August 31, 2014	August 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,807)	$-
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:	-
Loan from shareholder and related party:	2,300	-
Changes in operating assets and liabilities:	-	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,507)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	(2,507)
CASH AT BEGINNING OF PERIOD	4,000	-

CASH AT END OF PERIOD	$1,493	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :
Interest	$-	$-

Income Taxes	$-	$-

BEMAX INC.
(A Development Stage Company)
Statement of Stockholder’s Equity
         (Stated in U.S. Dollars)

				Deficit
				Accumulated
		Common		During
	Common	Stock	Additional	Exploration
	Stock	Amount	Paid-in Capital	Stage	Total

Stock issued for cash at August 31, 2013	-	$-	$-	$-	$-
Net loss August 31, 2013				(502)	(502)
Balance August 31, 2013	-	-	-	(502)	(502)
Common stock issued for cash on August
16, 2014. 4,000,000 shares at a par
value of $0.0001 per share	4,000,000	400	3,600		4,000
Net loss August 31, 2014				(2,000)	(2,000)
Balance August 31, 2014	4,000,000	$400	$3,600	$(2,502)	$1,498

BEMAX INC.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2014

1.  NATURE OF OPERATIONS
BEMAX INC. (“The Company”) was incorporated in the State of Nevada on November 28, 2012 to engage in the business of exporting disposable baby diapers manufactured in the United States and then distributing them throughout Europe and South Africa. The Company is in the development stage with no revenues and very limited operating history.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common share

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year end is May 31.

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturity of three months or less to be cash equivalents.

Revenue Recognition
The company revenue recognition policy is on sales-basis method.  The company recognizes and records revenue at the time of sale once payment has been received and disposable baby diapers are delivered to the buyer.

Pre-payment Policy: All sales to our customers will be solely on pre-payment basis.  Once the order is completed, and payment is received, we will place an order with the North American supplier of disposable baby diapers and arrange shipping directly to our customers. This process expected to take three weeks to complete.  The pre-payment is recorded as deferred revenue until the delivery is executed.

BEMAX INC.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2014

Use of Estimates and Assumptions
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with ASC 830, “Foreign Currency Matters”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

Development Stage Company
The Company complies with Financial Standards Codification (“ASC”) 915 and Securities Exchange Commission Act Guide 7 for its characterization of the Company as a development stage enterprise.

Impairment of Long-lived Assets
The Company reviews long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the review indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the Company's current business model. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.
Fair Value of Financial Instrument.

The Company’s financial instruments consisted of cash, accounts payable, related party advances and convertible notes. Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  Because of the short maturity of such assets and liabilities the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Derivative Instruments
In connection with the sale of debt or equity instruments, the debt or equity instruments may contain embedded derivative instruments, such as embedded derivative features which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The Company's derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For bifurcated embedded derivative features that are accounted for as derivative instrument liabilities, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. Because of the limited trading history for our common stock, the Company estimates the future volatility of its common stock price based on not only the history of its stock price but also the experience of other entities considered comparable to the Company.

The Company estimates fair value of derivative instrument liabilities using the Black-Scholes-Merton option-pricing formula (“Black-Scholes model”). This model requires the Company to estimate expected volatility and expected life, which are highly complex and subjective variables. The Company estimates expected term using the safe-harbor provisions of FASB ASC 718. The Company estimated its expected volatility by taking the average volatility determined for a peer group of similar publicly-traded companies.

Income Taxes
The Company follows the accrual method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Basic and Diluted Net (Loss) per Share
The Company computes net (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have any significant impact on the Company’s results of operations, financial position or cash flow. The Company does not plan to early adopt FASB ASU No. 2014-10.

RELATED PARTY TRANSACTIONS
As of August 31, 2014 there was an advance from the majority shareholder and a related party totaling $4,802. These were made in order to assist in meeting general and administrative expenses. They carry no interest or maturity date and are unsecured.

STOCKHOLDER’S EQUITY
On May 16, 2014, the Company authorized the issue of 4,000,000 shares of common stock at a par value of $0.0001 per share, to the President of the Company for total net proceeds of $4,000.

At May 31, 2014, there are a total of 70,000,000 common shares at a par value of $0.0001 per share authorized and 4,000,000 issued and outstanding.

 INCOME TAXES
The Company follows ASC 740. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

The provision for refundable federal income tax consists of the following for the periods ending:

	August 31, 2014	August 31, 2013
Federal income tax benefit attributed to:
Net operating loss	4,807	-
Valuation allowance	(4,807)	-
Net benefit	-	-

The cumulative tax effect at the expected rate of 34% of significant	August 31, 2014	August 31, 2013
items comprising our net deferred tax amount is as follows:		-
Deferred tax attributed:
Net operating loss carryover	4, 807	-
Less: change in valuation allowance	(4,807)	-
Net deferred tax asset	-	-

At August 31, 2014, the Company had an unused net operating loss carry-forward approximating $4,807 that is available to offset future taxable income; the loss carry-forward will start to expire in 2034.

SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after August 31, 2014 up through the date these financial statements were available for issuance.  During this period, the Company issued 1,175,000 shares of its common stock to thirty-six shareholders pursuant to an S-1 Registration Statement (File No. 333-197756) which was declared effective by the U.S. Securities and Exchange Commission on October 8, 2014.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us.  None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings.  Management is not aware of any other legal proceedings that have been threatened against us.

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  MINE SAFETY DISCLOSURES
N/A.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)
         or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or
         15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d- 14(b) and 18
         U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101 Interactive data files pursuant to Rule 405 of Regualtion S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                 BEMAX INC.

Dated: November 21, 2014                    By: /s/ Taiwo Aimasiko
                                                               ________________________________
                                                               Taiwo Aimasiko, President and
                                                               Chief Executive Officer

Dated: November 21, 2014                   By: /s/ Taiwo Aimasiko
                                                             _________________________________
                                                             Taiwo Aimasiko, Chief Financial Officer