Form 10-Q/A
period 2014-08-31
Bemax, Inc.
filed 2014-11-25
CIK 1613895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q/A

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

1

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

Explanatory Note

Bemax, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended August 31, 2014 (the “Form 10-Q”), filed with the Securities and Exchange Commission on November 24, 2014 (the “Original Filing Date”), solely to file Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

Item 6. Exhibits

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

Dated: November 25, 2014

By: /s/ Taiwo Aimasiko
________________________________
Taiwo Aimasiko, President and
Chief Executive Officer

Dated: November 25, 2014

 By: /s/ Taiwo Aimasiko
_________________________________
Taiwo Aimasiko, Chief Financial Officer