Form 10-Q/A
period 2014-08-31
Bemax, Inc.
filed 2014-12-18
CIK 1613895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q/A
Amendment No. 2

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [ ]

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

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-Q (the “Amendment”) amends the Quarterly Report on Form 10-Q of Bemax Inc. (the “Company”) for the quarter ended August 31, 2014 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on November 24, 2014. This Amendment No. 2 is being filed to indicate the Company is a “shell company”.

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not otherwise modify or update in any way disclosures made in the Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Amendment No. 2 to Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                 BEMAX INC.

Dated:December 18, 2014                    By: /s/ Taiwo Aimasiko
                                                               ________________________________
                                                               Taiwo Aimasiko, President and
                                                               Chief Executive Officer

Dated: December 18, 2014                   By: /s/ Taiwo Aimasiko
                                                             _________________________________
                                                             Taiwo Aimasiko, Chief Financial Officer