Form 10-Q
period 2014-11-30
Bemax, Inc.
filed 2015-01-13
CIK 1613895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

or

[     ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-197756

BEMAX INC.
(Exact name of registrant as specified in its charter)

Nevada	46-554081
(State or other jurisdiction of Organization)	(IRS Employer Identification Number)

___________________________________________________________________________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ x ] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  [ ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

5,175,000 common shares issued and outstanding as of November 30, 2014

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

BEMAX INC.
(A Development Stage Company)
Financial Statements
(Expressed in US dollars)
November 30, 2014 and November 30, 2013
(Unaudited)

BEMAX INC.
(A Development Stage Company)
Balance Sheets (Stated in U.S. Dollars)
November 30, 2014 and May 31, 2014

	(Audited)
	Year Ended	Year Ended
	November 30, 2014	May 31, 2014

Current Assets
Cash and cash equivalents	$59,192	$4,000

Total current assets	59,192	4,000

TOTAL ASSETS	$59,192	$4,000

CURRENT LIABILITIES
Loan from shareholder and related party	$4,802	2,502
Total current liabilities	4,802	2,502

STOCKHOLDERS' EQUITY

Common stock, ($0.0001 par value, 70,000,000 shares
Common stock, ($0.001 par value, 75,000,000 shares
authorized; 5,175,000 shares issued and outstanding at
November 30, 2014 and 4,000,000 at May 31, 2014 respectively	518	400
Additional paid-in capital	62,233	3,600
Deficit accumulated during exploration stage	(8,361)	(2,502)
TOTAL STOCKHOLDERS' EQUITY	(54,390)	1,498

TOTAL LIABILITITES AND STOCKHOLDERS' EQUITY	$59,192

BEMAX INC.
(A Development Stage Company)
Statement of Operations (Stated in U.S. Dollars)
For the Three Months Ended November 30, 2014 and November 30, 2013
                         (Unaudited)
	(Unaudited)		(Unaudited)
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2014

REVENUES
Revenues	-	-	-	-

TOTAL REVENUES	$-	-	-	-

OPERATING COSTS

General and administrative expenses	1,051		5,858	-
TOTAL OPERATING COSTS	$1,051		5,858

NET ORDINARY INCOME (LOSS)	(1,051)		(5,858)

BASIC AND DILUTED EARNINGS (LOSS)
PER SHARE	$(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING	5,175,000	-	5,175,000	-

BEMAX INC.
(A Development Stage Company)
Statement of Cash Flows (Stated in U.S. Dollars)
For the Three Months Ended November 30, 2014 and November 30, 2013

	(Unaudited)
	Three Months Ended	Three Months Ended
	November 30, 2014	November 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,858)	$-
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:	-
Loan from shareholder and related party:	2,300	-
Changes in operating assets and liabilities:	-	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,558)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	58,750	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	58,750	-

NET INCREASE (DECREASE) IN CASH	55,192
CASH AT BEGINNING OF PERIOD	4,000	-

CASH AT END OF PERIOD	$59,192	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :
Interest	$-	$-

Income Taxes	$-	$-

BEMAX INC.
(A Development Stage Company)
Statement of Stockholder’s Equity
         (Stated in U.S. Dollars)

				Deficit
				Accumulated
		Common	Additional	During
	Common Stock	Stock Amount	Paid-in Capital	Exploration Stage	Total

Stock issued for cash at May 31, 2013	-	$-	$-	$-	$-
Net loss May 31, 2013				(502)	(502)
Balance May 31, 2013	-	-	-	(502)	(502)
Common stock issued for cash on May
16, 2014.4,000,000 shares at a par
value of $0.0001 per share	4,000,000	400	3,600		4,000
Net loss May 31, 2014				(2,000)	(2,000)
Balance May 31, 2014	4,000,000	$400	$3,600	$(2,502)	$1,498

BEMAX INC.
(A Development Stage Company)
Notes to the Financial Statements
November 30, 2014

1.  NATURE OF OPERATIONS

BEMAX INC. (“The Company”) was incorporated in the State of Nevada on November 28, 2012 to engage in the business of exporting disposable baby diapers manufactured in the United States and then distributing them throughout Europe and South Africa. The Company is in the development stage with no revenues and very limited operating history.

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange commission (“SEC”)  and should be read in connection with the audited financial statements and notes thereto contained in the Company’s S-1 report filed with the SEC. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures in the audited financial statements, for the fiscal 2014, as reported, have been omitted. The Company’s year end is May 31.

NOTE 2   GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $8,360 as of November 30, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

NOTE 3   CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturity of three months or less to be cash equivalents.

NOTE 4   REVENUE RECOGNITION

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

NOTE 5   RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have any significant impact on the Company’s results of operations, financial position or cash flow. The Company does not plan to early adopt FASB ASU No. 2014-10.

NOTE 6   STOCKHOLDERS’ EQUITY

Between October 14 and 24, 2014, the Company authorized and issued 1,175,000 shares of common stock to various investors, for net proceeds to the Company of $58,750.

At November 30, 2014, there are a total of 70,000,000 shares of common stock at a par value of $0.0001 authorized and 5,175,000 issued and outstanding.

NOTE 7   RELATED PARTY TRANSACTIONS

As of November 30, 2014, there are loans from the majority shareholder and related party totaling $4,802.They were made in order to assist in meeting general and administrative expenses. These advances are unsecured, due on demand and carry no interest or collateral.

NOTE 8   SUBSEQUENT EVENTS

In Accordance with SFAS 165 (ASC 855-10) management has reviewed events through January 13, 2015, the date the financials were issued and determined that there are none to report

PART II – OTHER INFORMATION

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
None.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 5d-14(a).

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

                                                                 BEMAX INC.

Dated: January 13, 2015                    By: /s/ Taiwo Aimasiko
                                                               ________________________________
                                                               Taiwo Aimasiko, President and
                                                               Chief Executive Officer

Dated: January 13, 2015                   By: /s/ Taiwo Aimasiko
                                                             _________________________________
                                                             Taiwo Aimasiko, Chief Financial Officer