Form 10-Q/A
period 2014-11-30
Bemax, Inc.
filed 2015-01-16
CIK 1613895

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

EXPLANATORY NOTE

Bemax, Inc. (the “Company”) is filing this Amendment No. 2 (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended November 30, 2014 (the “Form 10-Q”), filed with the Securities and Exchange Commission on January 14, 2015 (the “Original Filing Date”), solely to amend the status of the Company.

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

Dated: January 16, 2015
By: /s/ Taiwo Aimasiko
________________________________
Taiwo Aimasiko, President and
Chief Executive Officer

Dated: January 16, 2015
By: /s/ Taiwo Aimasiko
_________________________________
Taiwo Aimasiko, Chief Financial Officer