Form 10-Q
period 2015-02-28
Bemax, Inc.
filed 2015-04-14
CIK 1613895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

or

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

5,175,000 common shares issued and outstanding as of February 28, 2015

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

BEMAX INC.
(A Development Stage Company)
Financial Statements
(Expressed in US dollars)
February 28, 2015 and February 28, 2014
(Unaudited)

BEMAX INC.
(A Development Stage Company)
Balance Sheets (Stated in U.S. Dollars)
February 28, 2015 and May 31, 2014

	(Audited)
	Year Ended	Year Ended
	February 28, 2015	May 31, 2014

Current Assets
Cash and cash equivalents	$155,726	$4,000
Account receivable	407,722
Total current assets	563,448	4,000
Fixed assets
Furniture and Equipment	500	-
Total fixed assets	500	-
TOTAL ASSETS	$563,948	$4,000

CURRENT LIABILITIES
Deferred revenue	$507,722
Loan from shareholder and related party	12,836	2,502
Accounts payable	459,150
Total current liabilities	979,708	2,502

STOCKHOLDERS' EQUITY

Common stock, ($0.0001 par value, 70,000,000 shares
Common stock, ($0.001 par value, 75,000,000 shares
authorized; 5,175,000 shares issued and outstanding at
November 30, 2014 and 4,000,000 at May 31, 2014 respectively	518	400
Additional paid-in capital	62,233	3,600
Deficit accumulated during exploration stage	(478,511)	(2,502)
TOTAL STOCKHOLDERS' EQUITY	(415,760)	1,498

TOTAL LIABILITITES AND STOCKHOLDERS' EQUITY	$563,948	4,000

See Notes to Financial Statements

BEMAX INC.
(A Development Stage Company)
Statement of Operations (Stated in U.S. Dollars)

                         (Unaudited)
	(Unaudited)		(Unaudited)
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014

REVENUES
Revenues	-	-	-	-

TOTAL REVENUES	$-	-	-	-

Cost of goods sold Purchases-resale items	456,950		456,950
TOTAL COGS	$(456,950)		(456,950)
OPERATING COSTS General and administrative expenses	13,200		19,058
TOTAL OPERATING COSTS	$13,200		19,058

NET ORDINARY INCOME (LOSS)	$(470,150)		(476,008)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,175,000		5,175,000

See Notes to Financial Statements

BEMAX INC.
(A Development Stage Company)
Statement of Cash Flows (Stated in U.S. Dollars)
For the Three Months Ended February 28, 2015 and February 28, 2014

	(Unaudited)
	Nine Months Ended	Nine Months Ended
	February 28, 2015	February 28, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(476,008)	$-
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:	-
Loan from shareholder and related party:	10,334	-
Accounts payable	459,150
Accounts receivable	407,722
Changes in operating assets and liabilities:	-	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	569,484
INVESTING ACTIVITIES Furniture and equipment	(500)
Net cash provided by investing activities	(500)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	58,750	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	58,750	-

NET INCREASE (DECREASE) IN CASH	151,726
CASH AT BEGINNING OF PERIOD	4,000	-

CASH AT END OF PERIOD	$155,726	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :
Interest	$-	$-

Income Taxes	$-	$-

See Notes to Financial Statements

BEMAX INC.
(A Development Stage Company)
Statement of Stockholder’s Equity
         (Stated in U.S. Dollars)

				Deficit
		Common		Accumulated
	Common	Stock	Additional	During
	Stock	Amount	Paid-in Capital	Exploration Stage	Total

Stock issued for cash at May 31, 2013	-	$-	$-	$-	$-
Net loss May 31, 2013				(502)	(502)
Balance May 31, 2013	-	-	-	(502)	(502)
Common stock issued for cash on May
16, 2014.4,000,000 shares at a par
value of $0.0001 per share	4,000,000	400	3,600		4,000
Net loss May 31, 2014				(2,000)	(2,000)
Balance May 31, 2014	4,000,000	$400	$3,600	$(2,502)	$1,498

See Notes to Financial Statements

BEMAX INC.
Notes to the Financial Statements
February 28, 2015
(Unaudited)

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

The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; it no longer presents or discloses inception-to-date information and other disclosure requirements of Topic 915.

NOTE 2   GOING CONCERN
These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $(476,008) as of February 28, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

NOTE 3 STOCKHOLDERS’ EQUITY
Between October 14 and 24, 2014, the Company authorized and issued 1,175,000 shares of common stock to various investors, for net proceeds to the Company of $58,750.

At February 28, 2015, there are a total of 70,000,000 shares of common stock at a par value of $0.0001 authorized and 5,175,000 issued and outstanding.

NOTE 4 RELATED PARTY TRANSACTIONS

The President of the Company provides management fees and office premises to the Company for a fee of $1,500 per month, the right to which the President has agreed to assign to the Company until such a time as the Company closes on an Equity or Debt financing of not less than $750,000. The assigned rights are valued at $1,000 per month for rent and $500 for executive compensation. A total of $4,500 for donated management fees was charged to operating and general expenses and recorded as donated capital (Additional Paid-In Capital) for the period December 1, 2014 through February 28, 2015.

As of February 28, 2015, there are loans from the majority shareholder and related party totaling $12,836. They were made in order to assist in meeting general and administrative expenses. These advances are unsecured, due on demand and carry no interest or collateral.

NOTE 5   CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with original maturity of three months or less to be cash equivalents.

NOTE 6   REVENUE RECOGNITION
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

NOTE 7   RECENT ACCOUNTING PRONOUNCEMENTS
The Company does not expect the adoption of recently issued accounting pronouncements to have any significant impact on the Company’s results of operations, financial position or cash flow. The Company does not plan to early adopt FASB ASU No. 2014-10.

NOTE 8 SUBSEQUENT EVENTS

In Accordance with SFAS 165 (ASC 855-10) management has reviewed events through April 10, 2015, the date these financials were available to be issued and it was determined that there are none to report

 PART II – OTHER INFORMATION

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

                                                                 BEMAX INC.

Dated: April 13, 2015                    By: /s/ Taiwo Aimasiko
                                                               ________________________________
                                                               Taiwo Aimasiko, President and
                                                               Chief Executive Officer

Dated: April 13, 2015                   By: /s/ Taiwo Aimasiko
                                                             _________________________________
                                                             Taiwo Aimasiko, Chief Financial Officer