Form 10-Q/A
period 2015-02-28
Bemax, Inc.
filed 2015-04-14
CIK 1613895

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

Explanatory Note

Bemax, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended February 28, 2015 (the “Form 10-Q”), filed with the Securities and Exchange Commission on April 13, 2015 (the “Original Filing Date”), solely to file Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

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

BEMAX INC.

Dated: April 14, 2015 By: /s/ Taiwo Aimasiko
________________________________
Taiwo Aimasiko, President and
Chief Executive Officer

Dated: April 14, 2015 By: /s/ Taiwo Aimasiko
_________________________________
Taiwo Aimasiko, Chief Financial Officer