Form 10-K
period 2015-05-31
Bemax, Inc.
filed 2015-08-10
CIK 1613895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10K

[  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                  For the fiscal year ended May 31, 2015
                                                                                                Or
[x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF TH E SECURITIES EXCHANGE ACT OF 1934
                                             For the transition period from _____ to _____

Commission File Number 333-197756

BEMAX INC.
(Exact name of registrant as specified in its charter)

Nevada	5190	46-554081
(State or otherjurisdiction of Organization)	(Primary Standard Industrial Classification Code)	(NumberIRS Employer Identification Number)

____________________________________________________________________________________________________________

26 Wellsley Lane

Dallas, GA 30132.

Tel: (770) 401-1809

(Address and telephone number of registrant's executive office)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes (   ) No (X)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes (  ) No (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes (X) No (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes (X) No (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer(  )     Accelerated filer(  )  Non-accelerated filer (  )   Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes (X) No(  )

Number of common shares outstanding as of May 31, 2015: 5,175,000

TABLE OF CONTENTS

                                                                                       PART l

Item 1.   Business      3

Item 1A. Risk Factors     6

Item 1B. Unresolved Staff Comments     6

Item 2.  Properties        6

Item 3.  Legal Proceedings     6

Item 4.  Mine Safety Disclosures

                                                                              PART ll

Item 5.   Market for Common Equity and Related Stockholder Matters

Item 6.   Management Discussion and Analysis of Financial Condition and Result of Operations

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Item 8.  Financial Statement and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclousre

Item 9A. Controls and Procedures.

Item 9B. Other Information.

                                                                                   PART lll

Item 10.  Directors, Executive Officers and Corporate Governance

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships, Related Transactions and Director Independence

Item 14.  Principal Accountant Fees and Services

                                                                      PART IV

Item 15.   Exhibits and Financial Statement Schedules

                 Signatures

ITEM 1. Business

We were incorporated in the State of Nevada on November 28, 2012. We export Disposable Baby Diapers from U.S. and Canada and distribute them in London, and South Africa. We also export from manufacturers from Asia and distribute to other parts of Africa. We have not generated any revenues. We maintain our statutory registered agent's office at 5348 Vegas Drive, Las Vegas, NV 89108. Our telephone number is 770-401-1809.

Product

We distribute Disposable Baby Diapers from North America to distributors and wholesalers in England and Africa. Disposable baby diapers have become a widely used alternative disposable material for parents of babies and children not toilet trained. Disposable baby diapers is a kind of underwear that allows one to defecate or urinate in a discreet manner. Diapers are made of synthetic disposable materials. Disposable diapers contain absorbent chemicals and are thrown away after use. Disposable diapers are primarily worn by children who are not yet potty trained or experience bed wetting. Disposable baby diapers are constructed in three layers, an inner layer that sits against baby’s skin is designed to be soft, stay relatively dry, and wick away moisture into the core. The absorbent core is designed to pull moisture in and trap it to keep wetness away from the baby to avoid rashes. The outer layer is waterproof to prevent leaks.

Below is a list of advantages of Disposable Baby Diapers compared to cloth diapers. (Cloth diapers are composed of layers of fabrics such as cotton, hemp, or microfiber and can be washed and reused multiple times)

- Disposable Baby Diapers are ultra-absorbent. The disposable diapers will hold over 3 times their weight in water. The inner layer keep wetness from the skin, and prevent leaks.

- Convenient and easy to change. Disposable baby diapers come with straps attached to the back panel that fasten in front. Disposable diapers have built in ready to use straps made of Velcro that make securing the diapers much easier and quicker. They come also, in variety of sizes which fit babies as they grow and mature. Furthermore, disposable diapers are more convenient when travelling and when used in a group setting.

- Color change indicators. Disposable baby diapers are not only functional, they include advanced features such as special sizing and coloring for specific gender and age, color indicators to show when the child is wet, and re-attachable Velcro-type closures.

Sizes

Disposable diapers range in size from Newborn to Size 6, which accommodates an over 35 lbs child. The normal size weight ranges are: -Up to ten pounds: newborn, 8 to 15 pounds: Size 1-2, 16 to 28 pounds: Size 3, 22 to 37 pounds: Size 4, 27 plus pounds: Size 5, Over 35 pounds: Size 6.

Suppliers of Disposable Baby Diapers

North America producers are leaders in disposable baby diapers manufacturing. There are many manufacturers across North America with different type of disposable baby diapers and services. Disposable baby diapers suppliers can be found by Internet search or through direct contact to disposable diapers manufacturer.

To date, we have identified several North American manufactures of disposable baby diapers that agreed to produce disposable baby Diapers according to our specific design. The price range is from $0.10 USD to $0.30 USD per unit depending on size, design and thickness. However, we do not have any written agreements with the manufacturers, and the actual price can be different at the time of purchase.

Sales and Marketing

We plan to market our product in Europe and Africa. Most of Europe and, especially all parts of Africa experiences extremely high cost for disposable baby diapers. As there are few disposable baby diapers manufacturers in Africa, they are mostly imported from other countries. We intend to supply our clients with disposable baby diapers from manufacturers in North America where quality is superior. We request pre-payment from our clients and ask them to provide delivery instructions when they order our products. Once the order is completed, and payment is received, we place an order with our supplier of disposable baby diapers and arrange shipping directly to our client. Prepayment reduce the amount of cash we will need to have on hand. Also by delivering the product directly to the client, will eliminate the need for a warehouse facility. It is likely that some of our clients will not be willing to prepay and wait for the product, potentially resulting in a loss of sales for us.  Also it is likely that some of our clients will attempt to circumvent our services by purchasing directly from our suppliers. To discourage this practice, we negotiate wholesale discounts with our suppliers so that we can offer our customers a lower price than if they would purchase directly from our suppliers. However, there is no guarantee that we will be able to negotiate such lower prices and we may lose business. In the future, we may establish a warehouse facility in Europe so that we can attract more customers that prefer to inspect and pick up their order at the time of payment. The prices will charge our clients for such product will be substantially higher reflecting the added convenience to the customer and the added cost to us.

Revenue

The Company’s revenues will be the difference between what we charge our clients for our products and what we pay for our Disposable Baby Diapers suppliers and/or manufacturers. In the case where our clients buy directly from the manufacturers we will try to negotiate a commission from the sellers. However there is no guarantee that we will receive such commission payment in every case or at all, resulting in loss of profits. The commissions and the spread that we earn are different each time and negotiated on a case by case basis.

Employees

We have one employee, involved in management.

Research and Development Expenditures

We have not incurred any research or development expenses.

Government Regulation

We are currently not subject to any government regulations

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We have no intellectual property except we own our own domain address which signifies our online presence.  Our trade name is our company name which is legally incorporated in the state of Nevada.  Our company name is also our trade name.

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our executive and administrative offices are located at 26, Wellsley Lane, Dallas, Georgia 30132. Our corporate mailing address is 5348 Vegas Drive, Las Vegas, NV 89108.

ITEM 3. LEGAL PROCEEDINGS

No officer, director or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

Our common stock is not traded on any exchange.  Our common stock is quoted on the OTC Bulletin Board, under the trading symbol “BMXC.BB”.  The market for our stock is highly volatile.  We cannot assure you that there will be a market in the future for our common stock.  The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.  We currently have no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

Holders

As of May 31, 2015, there were 37 stockholders of record, including CEDE & Co., which holds shares for the beneficial interest of an unknown number of stockholders in brokerage accounts.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future.  We plan to retain any future earnings for use in our business.  Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Stock Option Grants

As of May 31, 2015, we had not granted any stock options.

Stock Repurchases

The Company did not make any stock repurchases.

ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report on Form 10-K contains certain forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

Business Overview

Bemax Inc. is new Nevada –based company focusing on the distribution of disposable baby diapers made in North America by quality producers to wholesalers and retailers in Europe and South Africa.  We are a development stage corporation and have not generated or realized any revenues from our business operations. The company recently completed offering of 1,175,000 shares of common stock on a self-underwritten basis. The offering price is $0.05 per share.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources

Cash Flows

	Three Months Ended May 31, 2015 $	Three Months Ended May 31, 2014 $

Net Cash Provided By (Used In) Operating Activities	(4,113)	(2,000)
Net Cash Used by Investing Activities	(500)	-
Net Cash Provided By (Used In) Financing Activities	58,750	-
CASH AT BEGINNING OF PERIOD	4,000	-
CASH AT END OF PERIOD	$58,137	-

Through May 31, 2015, the Company had not carried on any significant operations and had not any revenues.

We currently have minimal cash reserves. To date, the Company has covered operating deficits primarily through loans from the sole director. Accordingly, our ability to pursue our plan of operations is contingent on our being able to obtain funding for the development, marketing and commercialization of our products and services. However, as a result of its lack of operating success, the Company may not be able to raise additional funding to cover operating deficits.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficit of $485,599 since inception (November 28, 2012) to the period ended May 31, 2015 and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for the Period Ended May 31, 2015

Revenues

Revenues for the year ended May 31, 2015, and May 31, 2014 were $0.

Deferred Revenue

Deferred revenue for the year ended May 31, 2015 and May 31, 2014 were $ 507,722 and $0.00 respectively. Management anticipates deferred revenues will be recognized within the next six months.

Net Loss

For the year ended May 31, 2015 and May 31, 2014 we incurred net losses of $ 483,568 and $2,000 respectively.

Expenses

Our total expenses for the year ended May 31 2015 were $26,618 which consisted of general and administrative expenses.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of May 31, 2015, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEMAX INC.
FINANCIAL STATEMENT
MAY 31, 2015

CONTENTS

Report of Independent Registered Public Accounting Firm	F1
Balance Sheets	F2
Statements of Operations and Income (Loss)	F3
Statements of Stockholders' Equity/(Deficit)	F4
Statements of Cash Flows	F5
Notes to Financial Statements	F6

GEORGE STEWART, CPA
SEATTLE, WASHINGTON 98144
(206) 328-8554
FAX (206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Bemax Inc.

I have audited the accompanying balance sheets of Bemax Inc. (A Development Stage Company) as of May 31, 2015 and 2014, and the related statements of operations, stockholders' equity and cash flows for each of the two-year period ended May 31, 2015. Bemax Inc.'s management is responsible for these financial statements. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bemax Inc., (A Development Stage Company) as of May 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, the Company has had limited operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome ofthis uncertainty.

/S/ George Stewart
Seattle, Washington
August 5, 2015

BEMAX INC
Balance Sheets
(Stated in U.S. Dollars)

	Year Ended	Year Ended
	31-May-15	31-May-14

ASSETS
Current Assets
Cash and cash equivalents	$58,137	$4,000
Accounts receivable	407,722	-

Total current assets	465,859	4,000

Fixed Assets
Furniture and Equipment	500	-

Total fixed assets	500	-

TOTAL ASSETS	$466,360	$4,000

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Deferred revenue	507,722	-
Loan from shareholder and related party	17,336	2,502
Accounts payable	364,622	-
Total current liabilities	889,680	2,502

STOCKHOLDERS' EQUITY

Common stock, ($0.0001 par value, 70,000,000 shares
authorized; 5,175,000 shares issued and outstanding at
May 31, 2015 and 4,000,000 at May 31, 2014 respectively	518	400
Additional paid-in capital	62,232	3,600
Deficit accumulated during exploration stage	(486,070)	(2,502)
TOTAL STOCKHOLDERS' EQUITY	(423,320)	1,498

TOTAL LIABILITITES AND STOCKHOLDERS' EQUITY	$466,360	4,000

BEMAX INC.
Statements of Operation
(Stated in U.S. Dollars)

	Year Ended	Year Ended
	May 31, 2015	May 31, 2014

REVENUES
Revenues	-	-

TOTAL REVENUES	$-	$-

Cost of goods sold
Purchases-resale items	456,950	-

TOTAL COGS	$(456,950)	$-

Operating costs

General and administrative expenses	26,618	2,000

TOTAL OPERATING COSTS	$26,618	$2,000

NET ORDINARY INCOME (LOSS)	$(483,568)	$(2,000)

BASIC AND DILUTED EARNINGS (LOSS)
PER SHARE	$(0.10)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	5,175,000	4,000,000

BEMAX INC.
Statements of Stockholder’s Equity
(Stated in U.S. Dollars)

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Development
	Stock	Amount	Capital	Stage	Total

Stock issued for cash at May 31, 2013		$		$(502)	$-
Net loss May 31, 2013					(502)
Balance May 31, 2013	-	-	-	(502)	(502)
Common stock issued for cash on May
16, 2014.4,000,000 shares at a par
value of $0.0001 per share	4,000,000	400	3,600	(2,000)	4,000
Net loss May 31, 2014					(2,000)
Balance May 31, 2014	4,000,000	$400	$3,600	$(2,502)	$1,498
Common stock issued for cash between
between October 14 and 24, 2014 at
$0.05 per share	1,175,000	118	58,632		58,750
Net loss May 31, 2015				(483,568)	(483,568)
Balance May 31, 2015	5,175,000	$518	$62,232	$(486,070)	$(423,320)

BEMAX INC.
Statements of Cash Flows
(Stated in U.S. Dollars)

	Year Ended	Year Ended
	31-May-15	31-May-14

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(483,568)	$(2,000)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Loan from shareholder and related party	14,834	2,000
Accounts payable	364,622	-
Accounts receivable	(407,722)	-
Deferred revenue	507, 722	-
Changes in operating assets and liabilities:	-	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,113)	2,000

INVESTING ACTIVITIES
Furniture and equipment	(500)	-
Net cash provided by investing activities	(500)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	58,750	4,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	58,750	4,000

NET INCREASE IN CASH	54,137	4,000
CASH AT BEGINNING OF PERIOD	4,000	-
	58,137

CASH AT END OF PERIOD	$58,137	$4,000
	58,137

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :
Interest	$-	$-

Income Taxes	$-	$-

BEMAX INC.
Notes to the Financial Statements
May 31, 2015

1.  NATURE OF OPERATIONS

BEMAX INC. (“The Company”) was incorporated in the State of Nevada on November 28, 2012 to engage in the business of exporting disposable baby diapers and then distributing them throughout Europe and South Africa. The Company is in the development stage with no revenues and very limited operating history.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for one year from the balance sheet date. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares.

2   GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business one year from May 31, 2015. The Company has incurred a loss since inception resulting in an accumulated deficit of $483,568 as of May 31, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

BEMAX INC.
Notes to the Financial Statements
May 31, 2015

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and are presented in US dollars. The Company’s Year End is May 31.

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

Development Stage Company

The Company has elected to adopt application of Accounting Standards Update No. 2014-10,Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; it no longer presents or discloses inception-to-date information and other disclosure requirements of Topic 915.

BEMAX INC.
Notes to the Financial Statements
May 31, 2015

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

Fair Value of Financial Instrument

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

BEMAX INC.
Notes to the Financial Statements
May 31, 2015

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

Income Taxes

The Company follows the accrual method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  At May 31, 2015, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

BEMAX INC.
Notes to the Financial Statements
May 31, 2015

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have any significant impact on the Company’s results of operations, financial position or cash flow.

As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

4.  RELATED PARTY TRANSACTIONS

The President of the Company provides management fees and office premises to the Company for a fee of $1,500 per month, the right to which the President has agreed to assign to the Company until such a time as the Company closes on an Equity or Debt financing of not less than $750,000. The assigned rights are valued at $1,000 per month for rent and $500 for executive compensation. A total of $9,000 for donated management fees was charged to Shareholder Loan for the year ended May 31, 2015.

As of May 31, 2015, there are loans from the majority shareholder and related party totalling $17,336. They were made in order to assist in meeting general and administrative expenses. These advances are unsecured, due on demand and carry no interest or collateral.

5.  STOCKHOLDER’S EQUITY

On May 16, 2014, the Company authorized the issue of 4,000,000 shares of common stock at a par value of $0.0001 per share, to the President of the Company for total net proceeds of $4,000.

Between October 14 and 24, 2014, the Company authorized and issued 1,175,000 shares of common stock at $0.05 per share to various investors for net proceeds to the Company of $58,750.

At May 31, 2015, there are a total of 70,000,000 common shares at a par value of $0.0001 per share authorized and 5,175,000 issued and outstanding.

BEMAX INC.
Notes to the Financial Statements
May 31, 2015

6. REVENUE RECOGNITION

The Company revenue recognition policy is on a sales-basis method. The Company recognizes and records revenue at the time of sales once payment has been received and disposable baby diapers are delivered to the buyer.

Pre-payment Policy: All sales to our customers will be solely on a pre-payment basis. Once the order is completed and payment is received, we will place an order with the North American supplier of disposable baby diapers and arrange shipping directly to our customers. The pre-payment will be recorded as deferred revenue until the delivery is executed. Management anticipates deferred revenues will be recognized within the next six months.

7. INCOME TAXES

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

The provision for refundable federal income tax consists of the following for the periods ending:

	May 31, 2015	May 31, 2014

Federal income tax benefit attributed to:
Net operating loss	483,568	2, 502
Valuation allowance	(483,568)	(2,502)
Net benefit	-	-

The cumulative tax effect at the expected rate of 34% of significant	May 31, 2015	May 31, 2014
items comprising our net deferred tax amount is as follows:
Deferred tax attributed:
Net operating loss carryover	165,433	851
Less change in valuation allowance	(165,463)	(851)
Net deferred tax asset	-

At May 31, 2015, the Company had an unused net operating loss carry-forward approximating $165,264 that is available to offset future taxable income; the loss carry-forward will start to expire in 2034.

BEMAX INC.
Notes to the Financial Statements
May 31, 2015

8. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after May 31, 2015 up through the date these financial statements were available for issuance.  During this period, the Company is reporting the following;

On June 5, 2015, the Company decided to increase the authorized amount of common shares that can be issued from 70,000,000 to 500,000,000 with the same par value of $0.0001 per share. The Company also declared a Fifty (50) to One (1) forward stock split effective immediately.

As of June 5, 2015, there are 500,000,000 common shares at a par value of $0.0001 per share authorized and 258,750,000 issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure during the relevant period.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2015.

Based on the evaluation of these disclosure controls and procedures, our Chief Executive and Chief Financial Officer concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

ITEM 9B. OTHER INFORMATION

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                                                                              PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers of the Company:

As of May 31, 2015, our officers and directors were as follows:

NAME                          AGE                               OFFICE                                          SINCE
Taiwo Aimasiko            40                             Director, CEO, CFO                           2012

The Directors named above will serve until a new officer is appointed. Officers will hold their positions at the pleasure of the Board of Directors. There is no arrangement or understanding between the Directors and Officers of the Company and any other person pursuant to which any Director or Officer was or is to be selected as a Director or Officer of the Company.

Ms. Aimasiko has been working as the Company CEO since November 2012. Ms. Aimasiko will serve as Director and officer until her duly elected successor is appointed or she resigns. There are no arrangements or understandings between Ms. Aimasiko and any other person pursuant to which she was selected as an officer or director. There are no family relationship between Ms. Aimasiko and any of our officers or directors. During the past five years, Ms. Aimasiko has not held any other directorships in a company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

We have no audit committee. The Company has no compensation committee.

Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2015, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION
The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, for all services rendered in all capacities to us for the latest fiscal year ended May, 2015.

Name	Title	Year	Salary	Bonus	Stock awards	Option awards	Non-Equity incentive plan compensation	Non-qualified deferred compensation	All other compensation	Total
Taiwo Aimasiko	CEO	2014	0	0	0	0	0	0	0	0

Stock Option Grants

We have not granted any stock options to the executive officers since our inception.

Compensation Agreements

We do not have employment agreements with our sole officer.  Members of our Board of Directors do not receive compensation for their services as Directors.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth the ownership, as of the date of this Prospectus, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group.  To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose.  Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security.  A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right.  More than one person may be deemed to be a beneficial owner of the same securities.  The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days.  Consequently, the denominator used for calculating such percentage may be different for each beneficial owner.  Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.  The mailing address for all persons is 625 Silver Oak Drive, Dallas, GA 30132.

SHAREHOLDERS	# OF SHARES	PERCENTAGE
Taiwo Aimasiko	200,000,000	77.29%
All directors and executive officers as a group [1 person]	200,000,000	77.29%

This table is based upon information derived from our stock records.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based upon 258,750,000 shares of common stock outstanding as of the date of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our president has orally agreed to provide us necessary funding to maintain minimal operations at interest of 0%, payable upon demand.  The anticipated amount of this loan will be not be known at until the time a loan is determined to be needed.  The amount will be based on the amount of funding needed to maintain minimal operation.  She is not obligated to make any further advances.  We have no agreement, commitment or understanding to secure any such funding from any other source.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2015 and for fiscal year ended May 31, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	YEAR END
	May 31, 2015	May 31, 2014
Audit Fees	$3,000	$3,000
Audit Related Fees	$6,000	$6,000
Tax Fees	-	-
All Other Fees	-	-
Total	$9,000	$9,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

(1)  Financial Statements:  Balance Sheets, Statements of Operations, Statement of Stockholders’ Equity, Statements of Cash Flows, and Notes to Financial Statements.

(2) Financial Statement Schedules: Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the financial statements or notes described in Item 15(1).

(3) Exhibits

The exhibits listed in the Exhibit Index are incorporated herein by reference and/or are filed as part of this Form 10-K.

Exhibit	Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to
Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934
Rule 13a-14(a) or 15d-14(a).
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18
U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
2002
23.1	Consent of Independent Registered Public Accounting Firm, George Stewart, CPA

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2015

/s/ Taiwo Aimasiko

Taiwo Aimasiko
Chief Executive Officer, Chief Financial Officer,
President, Treasurer and Director