Form 10-Q
period 2015-08-31
Bemax, Inc.
filed 2015-10-13
CIK 1613895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended August 31, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  [ ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

258,750,000 common shares issued and outstanding as of August 31, 2015

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our audited financial statements filed therewith the U.S. Securities and Exchange Commission (SEC) on August 14, 2015 and can be found on the SEC website at www.sec.gov

BEMAX INC.
(A Development Stage Company)
Financial Statements
(Expressed in US dollars)
August 31, 2015 and August 31, 2014
(Unaudited)

BEMAX INC.
Balance Sheets
(Stated in U.S.Dollars)
(Unaudited)

	Three Months Ended	Year Ended
	August 31, 2015	May 31, 2015

ASSETS

Current Assets
Cash and cash equivalents	$57,624	$58,137
Accounts receivable	407,722	407,722

Total current assets	465,346	465,859

Fixed Assets
Furniture and Equipment	500	500

Total fixed assets	500	500

TOTAL ASSETS	$465,846	$466,360

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Deferred revenue	507,722	507,722
Loan from shareholder and related party	24,736	17,336
Accounts payable	366,822	364,622
Total current liabilities	899,280	889,680

STOCKHOLDERS' EQUITY

Common stock, ($0.0001 par value, 500,000,000 shares
authorized; 258,750,000 shares issued and outstanding at
August 31, 2015 and 5,175,000 at May 31, 2015 respectively	25,875	518
Additional paid-in capital	36,876	62,232
Deficit accumulated during development stage	(496,184)	(486,070)
TOTAL STOCKHOLDERS' EQUITY	(433,434)	(423,320)

TOTAL LIABILITITES AND STOCKHOLDERS' EQUITY	$465,846	466,360

BEMAX,INC
Statements of Operations
(Stated in U.S.Dollars)
(Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2015	August 31, 2014

REVENUES
Revenues	-	-

TOTAL REVENUES	$-	$-

Cost of good sold
Purchases-resale items	-	-

TOTAL COGS	$-	$-

Operating costs

General and administrative expenses	10,113	4,807

TOTAL OPERATING COSTS	$10,113	$4,807

NET ORDINARY INCOME (LOSS)	$(10,113)	$(4,807)

BASIC AND DILUTED EARNINGS (LOSS)
PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	258,750,000	5,175,000

BEMAX INC.
Statements of Cash Flows
(Stated in U.S.Dollars)
(Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2015	August 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(10,113)	$(4,807)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Loan from shareholder and related party	7,400	2,300
Accounts payable	2,200	-
Accounts receivable	-	-
Deferred revenue	-	-
Changes in operating assets and liabilities:	(513)	-

	(513)	(2,507)

INVESTING ACTIVITIES
Furniture and equipment	-	-
Net cash provided by investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET INCREASE IN CASH	(513)	(2,507)
CASH AT BEGINNING OF PERIOD	58,137	4,000

CASH AT END OF PERIOD	$57,624	$1,493

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :
Interest	$-	$-

Income Taxes	$-	$-

BEMAX, INC.
Statement of Stockholder's Equity
(Stated in U.S. Dollars)
				Deficit
		Common		Accumulated
	Common	Stock	Additional	During
	Stock	Amount	Paid-in Capital	Development Stage	Total

Stock issued for cash at May 31, 2013	-	$-	$-	$-	$-
Net loss May 31, 2013				(502)	(502)
Balance May 31, 2013	-	-	-	(502)	(502)
Common stock issued for cash on May
16, 2014.4,000,000 shares at a par
value of $0.0001 per share	4,000,000	400	3,600	-	4,000
Net loss May 31, 2014				(2,000)	(2,000)
Balance May 31, 2014	4,000,000	$400	$3,600	$(2,502)	$1,498
Common stock issued for cash between
between October 14 and 24, 2014 at
$0.05 per share	1,175,000	118	58,632		58,750
Net loss May 31, 2015				(483,568)	(483,568)
Balance May 31, 2015	5,175,000	$518	$62,232	$(486,070)	$(423,320)

BEMAX INC.
Notes to the Financial Statements
August 31, 2015
(Unaudited)

1.  NATURE OF OPERATIONS

BEMAX INC. (“The Company”) was incorporated in the State of Nevada on November 28, 2012 to engage in the business of exporting of disposable baby diapers and then distributing them throughout Europe and emerging African markets. The Company is in the development stage with no revenues and limited operating history.

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange commission (“SEC”)  and should be read in connection with the audited financial statements and notes thereto contained in the Company’s K-1 report filed with the SEC. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures in the audited financial statements, for the fiscal 2015, as reported, have been omitted.

The Company has elected to adopt early application of Accounting Standards Update No. 2014-10,Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; it no longer presents or discloses inception-to-date information and other disclosure requirements of Topic 915.

NOTE 2   GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $((496,184)) as of August 31, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

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

As of August 31, 2015, there are 500,000,000 common shares at a par value of $0.0001 per share authorized and 258,750,000 issued and outstanding.

BEMAX INC.
Notes to the Financial Statements
August 31, 2015
(Unaudited)

NOTE 4 RELATED PARTY TRANSACTIONS

The President of the Company provides management fees and office premises to the Company for a fee of $1,500 per month, the right to which the President has agreed to assign to the Company until such a time as the Company closes on an Equity or Debt financing of not less than $750,000. The assigned rights are valued at $1,000 per month for rent and $500 for executive compensation. A total of $13,500 for donated management fees was charged to Accounts Payable) for the period December 1, 2014 through August 31, 2015.

As of August 31, 2015, there are loans from the majority shareholder and related party totalling $24,736. They were made in order to assist in meeting general and administrative expenses. These advances are unsecured, due on demand and carry no interest or collateral.

NOTE 5 SUBSEQUENT EVENTS

In Accordance with SFAS 165 (ASC 855-10) management has reviewed events through September, 2015, the date these financials were available to be issued and it was determined that there are none to report.

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

                                                                 BEMAX INC.

Dated: October 13, 2015                    By: /s/ Taiwo Aimasiko
                                                               ________________________________
                                                               Taiwo Aimasiko, President and
                                                               Chief Executive Officer

Dated: October 13, 2015                   By: /s/ Taiwo Aimasiko
                                                             _________________________________
                                                             Taiwo Aimasiko, Chief Financial Office