Form 10-Q
period 2015-11-30
Bemax, Inc.
filed 2016-01-14
CIK 1613895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

or

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

625 Silver Oak Drive
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

258,750,000 common shares issued and outstanding as of November 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in our financial statements filed therewith the U.S. Securities and Exchange Commission (SEC) on January 13, 2015 and can be found on the SEC website at www.sec.gov

BEMAX INC.
(A Development Stage Company)
Financial Statements
(Expressed in US dollars)
November 30, 2015 and November 30, 2014
(Unaudited)

BEMAX INC.
(A Development Stage Company)
Balance Sheets (Stated in U.S. Dollars)
November 30, 2015 and May 31, 2015

BEMAX INC.
Balance Sheets
(Stated in U.S.Dollars)
(Unaudited)

	Six Months Ended	Year Ended
	November 30, 2015	May 31, 2015

ASSETS

Current Assets
Cash and cash equivalents	$45,673	$58,137
Accounts receivable	407,722	407,722

Total current assets	453,395	465,859

Fixed Assets
Furniture and Equipment	500	500

Total fixed assets	500	500

TOTAL ASSETS	$453,895	$466,360

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Deferred revenue	507,722	507,722
Loan from shareholder and related party	29,236	17,336
Accounts payable	256,062	364,622
Total current liabilities	793,020	889,680

STOCKHOLDERS' EQUITY

Common stock, ($0.0001 par value, 500,000,000 shares
authorized; 258,750,000 shares issued and outstanding at
November 30, 2015 and May 31, 2015 respectively	25,875	518
Additional paid-in capital	36,876	62,232
Deficit accumulated during development stage	(401,876)	(486,070)
TOTAL STOCKHOLDERS' EQUITY	(339,125)	(423,320)

TOTAL LIABILITITES AND STOCKHOLDERS' EQUITY	$453,895	466,360

BEMAX INC.
Statement of Operations
 (Stated in U.S. Dollars)
         (Unaudited)

BEMAX Inc.
Statements of Operations
(Stated in U.S. Dollars)
 (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014

REVENUES
Revenues	65,219	-	65,219	-

TOTAL REVENUES	$65,219	$-	$65,219	$-

Cost of good sold
Purchases-resale items	-	-

TOTAL COGS	$-	$-	$-	$-

Operating costs

General and administrative expenses	6,010	1,051	16,123	5,858

TOTAL OPERATING COSTS	$6,010	$(1,051)	$16,123	$(5,858)

NET ORDINARY INCOME (LOSS)	$59,209	$(1,051)	$49,096	$(5,858)

BASIC AND DILUTED EARNINGS (LOSS)
PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	258,750,000	5,175,000	258,750,000	5.175,000

BEMAX INC.
Statement of Cash Flows
 (Stated in U.S. Dollars)
For the Three Months Ended November 30, 2015 and November 30, 2014
 (Unaudited)

BEMAX INC.
Statements of Cash Flows
(Stated in U.S.Dollars)
(Unaudited)

	Six Months Ended	Six Months Ended
	November 30, 2015	November 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$49,096	$(5,858)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Loan from shareholder and related party	11,900	2,300
Accounts payable	(108,560)	-
Accounts receivable	35,100	-
Deferred revenue	-	-
Changes in operating assets and liabilities:	(12,464)	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(12,464)	(3,558)

INVESTING ACTIVITIES
Furniture and equipment	-	-
Net cash provided by investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	58,750

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	58,750

NET INCREASE IN CASH	(12,464)	55,192
CASH AT BEGINNING OF PERIOD	58,137	4,000

CASH AT END OF PERIOD	$45,673	$59,192

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :
Interest	$-	$-

Income Taxes	$-	$-

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

BEMAX INC. Notes to the Financial Statements November 30, 2015 (Unaudited)

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

NOTE 2   GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $(401,875)) as of November 30, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

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

As of November 30, 2015, there are 500,000,000 common shares at a par value of $0.0001 per share authorized and 258,750,000 issued and outstanding.

BEMAX INC.
Notes to the Financial Statements
November 30, 2015
(Unaudited)

NOTE 4 RELATED PARTY TRANSACTIONS

The President of the Company provides management fees and office premises to the Company for a fee of $1,500 per month, the right to which the President has agreed to assign to the Company until such a time as the Company closes on an Equity or Debt financing of not less than $750,000. The assigned rights are valued at $1,000 per month for rent and $500 for executive compensation. A total of $18,000 for donated management fees were charged to “Loan from Shareholder” for the period December 1, 2014 through November 30, 2015.

As of November 30, 2015, there are loans from the majority shareholder and related party totalling $29,236. They were made in order to assist in meeting general and administrative expenses. These advances are unsecured, due on demand and carry no interest or collateral.

NOTE 5 SUBSEQUENT EVENTS

In Accordance with SFAS 165 (ASC 855-10) management has reviewed events through January, 2016, the date these financials were available to be issued and it was determined that there are none to report.

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

                                                                 BEMAX INC.

Dated: January 13, 2016                    By: /s/ Taiwo Aimasiko
                                                               ________________________________
                                                               Taiwo Aimasiko, President and
                                                               Chief Executive Officer

Dated: January 13, 2016                   By: /s/ Taiwo Aimasiko
                                                             _________________________________
                                                             Taiwo Aimasiko, Chief Financial Office