Form 10-K/A
period 2015-05-31
Bemax, Inc.
filed 2016-02-12
CIK 1613895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington D.C. 20549

FORM 10K/A

[  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                  For the fiscal year ended May 31, 2015
                                                                                                Or
[x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF TH E SECURITIES EXCHANGE ACT OF 1934

                                             For the transition period from June 1, 2014 to August 31, 2014

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
Large accelerated filer(  )     Accelerated filer(  )  Non-accelerated filer (  )   Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes (  ) No(X)

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

Net Loss

For the year ended May 31, 2015 and May 31, 2014 we incurred net losses of $ 483,097 and $2,000 respectively.

Expenses

Our total expenses for the year ended May 31 2015 were $26,147 which consisted of general and administrative expenses.

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

 GEORGE STEW ART, CPA
316 17rn AVENUE SOUTH
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

BEMAX INC.
Notes to the Financial Statements
May 31, 2015

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

Date: February 12, 2016

/s/ Taiwo Aimasiko

Taiwo Aimasiko
Chief Executive Officer, Chief Financial Officer,
President, Treasurer and Director