Form 10-K/A
period 2015-05-31
Bemax, Inc.
filed 2016-03-16
CIK 1613895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington D.C. 20549

FORM 10K/A

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                  For the fiscal year ended May 31, 2015
                                                                                                Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF TH E SECURITIES EXCHANGE ACT OF 1934

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

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2015.

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

Date: March 15, 2016

/s/ Taiwo Aimasiko

Taiwo Aimasiko
Chief Executive Officer, Chief Financial Officer,
President, Treasurer and Director