Form 10-Q/A
period 2015-08-31
Bemax, Inc.
filed 2016-03-16
CIK 1613895

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report on Form 10-Q contains certain forward-looking statements.  All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

Business Overview

Bemax Inc. is new Nevada –based company focusing on the distribution of disposable baby diapers made in North America and Asia by quality producers to wholesalers and retailers in Europe and the emerging markets.  We are a development stage corporation and have not generated or realized any revenues from our business operations.

Liquidity and Capital Resources

Cash Flows

	Three Months Ended August 31, 2015 $	Three Months Ended August 31, 2014 $
Net Cash Provided By(Used In) Operating Activities	(513)	(2,507)
Net Cash Used by Investing Activities	-	-
Net Cash Provided By(Used In) Financing Activities	-	-
CASH AT BEGINNING OF PERIOD	58,137	4,000
CASH AT END OF PERIOD	57,624	1,493

Through August 31, 2015, the Company has not carried on any significant operations and had no revenues.
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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficit of $496,184 since inception (November 28, 2012) to the period ended August 31, 2015 and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for the Period Ended August 31, 2015
Revenue
Revenue for the period ended August 31, 2015, and August 31, 2014 were $0
Deferred Revenue
Deferred revenue for the period ended August 31, 2015 and August 31, 2014 were $507,722 and $0 respectively. Management anticipate deferred revenue will be recognized within the next six months.
Net Loss
For the period ended August 31, 2015 and August 31, 2014 the Company incurred net losses of $10,113 and $4,807 respectively.

Expenses
Our total expenses for the period ended August 31, 2015 were $10,113 which consisted of general and administrative expenses
Inflation
The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.
Off-Balance Sheet Arrangements
As of August 31, 2015, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Not applicable.
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2015.
Based on the evaluation of these disclosure controls and procedures, our Chief Executive and Chief Financial Officer concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:  Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.
There were no changes in our internal control or in other factors during the last fiscal quarter covered by this report that have materially affected, or are likely to materially affect the Company's internal control over financial reporting

 PART II – OTHER INFORMATION

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

10

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

                                                                 BEMAX INC.

Dated: March 15, 2016                       By: /s/ Taiwo Aimasiko
                                                               ________________________________
                                                               Taiwo Aimasiko, President and
                                                               Chief Executive Officer

Dated: March 15, 2016                      By: /s/ Taiwo Aimasiko
                                                             _________________________________
                                                             Taiwo Aimasiko, Chief Financial Office

11