Form 10-Q/A
period 2015-11-30
Bemax, Inc.
filed 2016-03-16
CIK 1613895

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

Business Overview

Bemax Inc. is new Nevada –based company focusing on the distribution of disposable baby diapers made in North America and Asia by quality producers to wholesalers and retailers in Europe and the emerging markets.  We are a development stage corporation and have generated or realized minimal revenues from our business operations.

Liquidity and Capital Resources

Cash Flows

	Three Months Ended November 30, 2015 $	Three Months Ended November 30, 2015 $
Net Cash Provided By(Used In) Operating Activities	(12,464)	(3,558)
Net Cash Used by Investing Activities	-	-
Net Cash Provided By(Used In) Financing Activities	-	58,750
CASH AT BEGINNING OF PERIOD	58,137	4,000
CASH AT END OF PERIOD	45,673	59,192

Through November 30, 2015, the Company has carried on limited operations with $65,219 in revenues.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficit of $401,876 since inception (November 28, 2012) to the period ended November 30, 2015 and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's Fiscal Quarter Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Results of Operations for the Period Ended November 30, 2015
Revenue
Revenue for the period ended November 30, 2015, and November 30, 2014 were $65,219 and $0 respectively.

Deferred Revenue
Deferred revenue for the period ended November 30, 2015 and November 30, 2014 were $507,722 and $0 respectively. Management anticipate deferred revenue will be recognized within the next six months.
Net Income (Loss)
For the period ended November 30, 2015, the Company generate net income of $59,209 and incurred net losses of $1,051 for same period ended November 30, 2014.
Expenses
Our total expenses for the period ended November 30, 2015 were $6,010 which consisted of general and administrative expenses
Inflation
The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.
Off-Balance Sheet Arrangements
As of November 30, 2015, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Not applicable.
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2015.

Based on the evaluation of these disclosure controls and procedures, our Chief Executive and Chief Financial Officer concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:  Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.
There were no changes in our internal control or in other factors during the last fiscal quarter covered by this report that have materially affected, or are likely to materially affect the Company's internal control over financial reporting.

10

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