Form 10-Q
period 2016-02-29
Bemax, Inc.
filed 2016-04-12
CIK 1613895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

or

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
625 Silver Oak Driv
Dallas, GA 30132
Tel: (770) 401-1809

(Address and telephone number of principal executive office)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) /of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):
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

258,750,000 common shares issued and outstanding as of February 29, 2016

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in our financial statements filed therewith the U.S. Securities and Exchange Commission (SEC) on August 10, 2015 and can be found on the SEC website at www.sec.gov

BEMAX INC.
(A Development Stage Company)
Financial Statements
(Expressed in US dollars)
February 29, 2016 and February 28, 2015
(Unaudited)

BEMAX INC.
(A Development Stage Company)
Balance Sheets (Stated in U.S. Dollars)
February 29, 2016 and May 31, 2015

BEMAX INC.
Balance Sheets
(Stated in U.S.Dollars)
(Unaudited)

	Nine Months Ended	Year Ended
	February 29, 2016	May 31, 2015

ASSETS

Current Assets
Cash and cash equivalents	$85,316	$58,137
Accounts receivable	372,622	407,722

Total current assets	457,938	465,859

Fixed Assets
Furniture and Equipment	500	500

Total fixed assets	500	500

TOTAL ASSETS	$458,438	$466,360

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Deferred revenue	507,722	507,722
Loan from Crown Bridge Partners	40,000	-
Accrued interest Crown Bridge Loan	114	-
Loan from shareholder and related party	33,736	17,336
Accounts payable	325,395	364,622
Total current liabilities	906,967	889,680

STOCKHOLDERS' EQUITY

Common stock, ($0.0001 par value, 500,000,000 shares
authorized; 258,750,000 shares issued and outstanding at
February 29, 2016 and 5,175,000 at May 31, 2015 respectively	25,875	518
Additional paid-in capital	36,876	62,232
Deficit accumulated during development stage	(511,279)	(486,070)
TOTAL STOCKHOLDERS' EQUITY	(458,438)	(423,320)

TOTAL LIABILITITES AND STOCKHOLDERS' EQUITY	$458,552	466,360

BEMAX INC.
Statement of Operations
 (Stated in U.S. Dollars)
         (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

REVENUES
Revenues	206,100	-	271,319	-

TOTAL REVENUES	$206,100	$-	$271,319	$-

Cost of good sold
Purchases-resale items	155,700	456,950	261,910	(456,950)

TOTAL COGS	$155,700	$456,950	$261,910	$(456,950)

Operating costs	13,994	11,550	28,143	15,266

General and administrative expenses	4,499	2,722	6,454	4,864

TOTAL OPERATING COSTS	$18,379	$14,272	$34,503	$20,130

NET ORDINARY INCOME (LOSS)	$31,907	$(471,222)	$(25,208)	$(477,081)

BASIC AND DILUTED EARNINGS (LOSS)
PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	258,750,000	5,175,000	258,750,000	5.175,000

BEMAX INC.
Statement of Cash Flows
 (Stated in U.S. Dollars)
For the Three Months Ended November 30, 2015 and November 30, 2014
 (Unaudited)

	Nine Months Ended	Nine Months Ended
	February 29, 2016	February 28, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(25,208)	$(477,081)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Loan from shareholder and related party	16,400	10,334
Accounts payable	(39,228)	460,222
Accounts receivable	35,100	(407,722)
Accrued interest Crown Bridge Loan	114	-
Deferred revenue	-	507,722
Changes in operating assets and liabilities:	(12,822)	93,476

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(12,822)	93,476

INVESTING ACTIVITIES
Furniture and equipment	-	(500)
Net cash provided by investing activities	-	(500)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	58,750
Loan from Crown Bridge Partners	40,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	40,000	58,750

NET INCREASE IN CASH	27,179	151,726
CASH AT BEGINNING OF PERIOD	58,137	4,000

CASH AT END OF PERIOD	$85,316	$155,726

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :
Interest	$-	$-

Income Taxes	$-	$-

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

BEMAX INC. Notes to the Financial Statements February 29, 2016 (Unaudited)

1.  NATURE OF OPERATIONS
BEMAX INC. ("The Company") was incorporated in the State of Nevada on November 28, 2012 to engage in the business of exporting disposable baby diapers manufactured in the United States and then distributing them throughout Europe and South Africa. The Company is in the development stage with no revenues and very limited operating history.
The accompanying unaudited interim financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America and the rules of the Securities and Exchange commission ("SEC")  and should be read in connection with the audited financial statements and notes thereto contained in the Company's K-1 report filed with the SEC. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures in the audited financial statements, for the fiscal 2015, as reported, have been omitted.

The Company has elected to adopt early application of Accounting Standards Update No. 2014-10,Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; it no longer presents or discloses inception-to-date information and other disclosure requirements of Topic 915.

NOTE 2   GOING CONCERN
These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $(511,279) as of February 29, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

NOTE 3 STOCKHOLDERS' EQUITY
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

As of February 29, 2016, there are 500,000,000 common shares at a par value of $0.0001 per share authorized and 258,750,000 issued and outstanding.

BEMAX INC.
Notes to the Financial Statements
February 29, 2016
(Unaudited)

NOTE 4 RELATED PARTY TRANSACTIONS

The President of the Company provides management fees and office premises to the Company for a fee of $1,500 per month, the right to which the President has agreed to assign to the Company until such a time as the Company closes on an Equity or Debt financing of not less than $750,000. The assigned rights are valued at $1,000 per month for rent and $500 for executive compensation. A total of $13,500 for donated management fees were charged to "Loan from Shareholder" for the period June 1, 2015 through February 29, 2016
As of February 29, 2016, there are loans from the majority shareholder and related party totalling $33,736. They were made in order to assist in meeting general and administrative expenses. These advances are unsecured, due on demand and carry no interest or collateral.

NOTE 5 CONVERTIBLE LOANS

On February 16, 2016, the Company issued a Convertible Promissory Note in favor of Crown Bridge Partners, LLC. The principle amount of the loan is $40,000 (forty thousand dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on February 22, 2017. Crown Bridge Partners LLC. has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 48% of the lowest average price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 130% interest and 91 days through 180 for a cash payment of the principal plus 150% interest. The Company cannot prepay any amount outstanding after 180 days.

NOTE 6 SUBSEQUENT EVENTS

In Accordance with SFAS 165 (ASC 855-10) management has reviewed events through April 14, 2016, the date these financials were available to be issued and it was determined that there are none to report

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and Capital Resources
Cash Flows

	Three Months	Three Months
	Ended	Ended
	February 29, 2016	February 28, 2015
	$	$

Net Cash Provided By (Used In) Operating Activities	(12,822)	93,476
Net Cash Used by Investing Activities	-	(500)
Net Cash Provided By (Used In) Financing Activities	40,000	58,750
CASH AT BEGINNING OF PERIOD	58,137	4,000
CASH AT END OF PERIOD	85,316	155,726

Through February 29, 2016, the Company's operations has increased compared to same period of last year with $206,100 in revenues.
We currently have minimal cash reserves. To date, the Company has covered operating deficits primarily through loans from the sole director and third party convertible note of $40,000. Accordingly, our ability to pursue our plan of operations is contingent on our being able to obtain funding for the development, marketing and commercialization of our products and services. However, as a result of its lack of operating success, the Company may not be able to raise additional funding to cover operating deficits.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficit of $511,279 since inception (November 28, 2012) to the period ended February 29, 2016 and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations for the Period Ended February 29, 2016

Revenue

Revenue for the period ended February 29, 2016, and February 28, 2015 were $206,100 and $0 respectively.

Deferred Revenue

Deferred revenue for the period ended February 29, 2016 and February 28, 2015 were $507,722 and $0 respectively. Management anticipate deferred revenue will be recognized within the next six months.

Net Income (Loss)

For the period ended February 29, 2016, the Company generate net income of $31,907 and incurred net losses of $471,222 for same period ended February 28, 2015.

Expenses
Our total expenses for the period ended February 29, 2016 were $18,379 which consisted of general and administrative expenses

Inflation
The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements
As of February 29, 2016, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2016.

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

                                                                 BEMAX INC.

Dated: April 12, 2016                    By: /s/ Taiwo Aimasiko
                                                               ________________________________
                                                               Taiwo Aimasiko, President and
                                                               Chief Executive Officer

Dated: April 12, 2016                   By: /s/ Taiwo Aimasiko
                                                             _________________________________
                                                             Taiwo Aimasiko, Chief Financial Office