Form 10-K
period 2016-05-31
Bemax, Inc.
filed 2016-07-06
CIK 1613895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSIO
Washington D.C. 20549

FORM 10K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                  For the fiscal year ended May 31, 2016
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
625 Silver Oak Drive
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes (X) No (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes (X) No (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer(  )     Accelerated filer(  )  Non-accelerated filer (  )   Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes (  ) No(X)

Number of common shares outstanding as of May 31, 2016: 258,750,000

TABLE OF CONTENTS

PART l
Item 1.   Business      4
Item 1A. Risk Factors     6
Item 1B. Unresolved Staff Comments     6
Item 2.  Properties        6
Item 3.  Legal Proceedings     6
Item 4.  Mine Safety Disclosures   7

PART ll
Item 5.   Market for Common Equity and Related Stockholder Matters
Item 6.   Management Discussion and Analysis of Financial Condition and Result of Operations
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
Item 8.  Financial Statement and Supplementary Data
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
Item 14.  Principal Accountant Fees and Services
PART IV
Item 15.   Exhibits and Financial Statement Schedules
                 Signatures

ITEM 1. Business
We were incorporated in the State of Nevada on November 28, 2012. We export Disposable Baby Diapers from U.S. and Canada and distribute them in London, and South Africa. We also export from manufacturers from Asia and distribute to other parts of Africa. We have generated minimal revenues. We maintain our statutory registered agent's office at 5348 Vegas Drive, Las Vegas, NV 89108. Our telephone number is 770-401-1809.
Product
We distribute Disposable Baby Diapers from North America to distributors and wholesalers in England and Africa. Disposable baby diapers have become a widely used alternative disposable material for parents of babies and children not toilet trained. Disposable baby diapers is a kind of underwear that allows one to defecate or urinate in a discreet manner. Diapers are made of synthetic disposable materials. Disposable diapers contain absorbent chemicals and are thrown away after use. Disposable diapers are primarily worn by children who are not yet potty trained or experience bed wetting. Disposable baby diapers are constructed in three layers, an inner layer that sits against baby's skin is designed to be soft, stay relatively dry, and wick away moisture into the core. The absorbent core is designed to pull moisture in and trap it to keep wetness away from the baby to avoid rashes. The outer layer is waterproof to prevent leaks.
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

The price range of our private label brands is from $0.11 USD to $0.30 USD per unit depending on size, design and thickness. However, we do not have any written agreements with the manufacturers, and the actual price can be different at the time of purchase.
Business Strategy
The company strategy is to win and maintain customers by providing products that add value in terms of price, quality, safety, availability and functionality, and are supported by a dedicated, well-trained team. This shall be important to the successful implementation of our overall strategy and hence the need to ensure we are focused and working harmoniously towards attainment of these goals and objectives. We initially intend to be focusing on satisfying our core markets in London, East, South and West Africa.

We intend to focus on delivering quality products at affordable prices that in turn will produce good referrals, which can then generate revenue. We continue to build image and awareness through consistency and distinctiveness in our order fulfillment.

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
Revenue
The Company's revenues will be the difference between what we charge our clients for our products and what we pay for our Disposable Baby Diapers suppliers and/or manufacturers. In the case where our clients buy directly from the manufacturers we will try to negotiate a commission from the sellers. However there is no guarantee that we will receive such commission payment in every case or at all, resulting in loss of profits. The commissions and the spread that we earn are different each time and negotiated on a case by case basis.

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

ITEM 1A. RISK FACTORS
As a "smaller reporting company", we are not required to provide the information required by this Item.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES
Our executive and administrative offices are located at 625, Silver Oak Drive, Dallas, Georgia 30132. Our corporate mailing address is 5348 Vegas Drive, Las Vegas, NV 89108.
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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters
Our common stock is not traded on any exchange.  Our common stock is quoted on the OTC Bulletin Board, under the trading symbol "BMXC.BB".  The market for our stock is highly volatile.  We cannot assure you that there will be a market in the future for our common stock.  The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.
Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.  We currently have no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.
The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter within the most recent fiscal year.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:
Fiscal Year Ending May 31, 2016                                                HIGH                                               LOW
Quarter Ending August 31, 2015                                              0.69                                                    0.60
Quarter Ending November 30, 2015                                         0.29                                                    0.29
Quarter Ending February 29, 2016                                           0.15                                                    0.1143
Quarter Ending May 31, 2016                                                   0.76                                                    0.68

Holders
As of May 31, 2016, there were 38 stockholders of record, including CEDE & Co., which holds shares for the beneficial interest of an unknown number of stockholders in brokerage accounts.

Dividends
We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future.  We plan to retain any future earnings for use in our business.  Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.
Stock Option Grants
As of May 31, 2016, we had not granted any stock options.
Stock Repurchases
The Company did not make any stock repurchases.

ITEM 6.  SELECTED FINANCIAL DATA
Not applicable

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Business Overview
Bemax Inc. is new Nevada –based company focusing on the distribution of disposable baby diapers made in North America by quality producers to wholesalers and retailers in Europe and South, East and West Africa.  We are a development stage corporation and have generated minimal revenues from our business operations. The company completed offering of 1,175,000 shares of common stock on a self-underwritten basis in February of 2015. The offering price is $0.05 per share.

Liquidity and Capital Resources
Cash Flows
                                                                                                                         Fiscal Year                                              Fiscal Year
                                                                                                                          Ended                                                       Ended
                                                                                                                       May 31, 2016                                       May 31, 2015
                                                                                                                                 $                                                               $

Net Cash Provided By (Used In) Operating Activities                              (150,154)                                                  93,476
Net Cash Used by Investing Activities                                                               -                                                            (500)
Net Cash Provided By (Used In) Financing Activities                                207,754                                                   58,750

Through May 31, 2016, the Company's operations had generated limited revenues.
We currently have minimal cash reserves. To date, the Company has covered operating deficits primarily through loans from the sole director, and third parties loans which if not paid with interest as at when due are convertible to the Company's common stock. Accordingly, our ability to pursue our plan of operations is contingent on our being able to obtain funding for the development, marketing and commercialization of our products and services. However, as a result of its lack of operating success, the Company may not be able to raise additional funding to cover operating deficits.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficit of $649,241 since inception (November 28, 2012) to the period ended May 31, 2016 and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We anticipate that we may only generate any limited revenues in the near future and we will not have enough positive internal operating cash flow until we can generate substantial revenues, which may take the next two years to fully realize.  There is no assurance we will achieve profitable operations.
Business Development
Our business is focus on expanding current distribution network for our private labels. We will attract more distributors for our products with competitive pricing through lower overhead cost. We continue to invest in the ecommerce space to attract loyal customers and expand within our markets.
We continue to develop new channels of distribution as the company grows. Bemax plan to become a globally known brand may be pushed forward by entering into contracts with the numerous major wholesale distributors throughout our growing markets.

Results of Operations for the Period Ended May 31, 2016
Revenues
Revenues for the year ended May 31, 2016 totaled $538,738 compared to $0 in revenue for the year ended May 31, 2015.
Net Loss
For the year ended May 31, 2016 we incurred net loss of $163,171 compared to $477,081 in net loss for the year ended May 31, 2015.
Expenses
Our total expenses for the year ended May 31 2016 were $72,469 which consisted of general and administrative expenses.
Inflation
The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements
As of May 31, 2016, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEMAX INC.
FINANCIAL STATEMENT
MAY 31, 2016

CONTENTS

Report of Independent Registered Public Accounting Firm	F1
Balance Sheets	F2
Statements of Operations	F3
Statements of Cash Flows	F4
Statements of Stockholders' Equity/(Deficit)	F5
Notes to Financial Statements	F6

GEORGE STEWART
316 17rn AVENUE SOUTH
SEATTLE, WASHINGTON 98144
(206) 328-8554 FAX (206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Bemax Inc.

I have audited the accompanying balance sheets of Bemax Inc. as of May 31, 2016 and 2015, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two year period ended May 31, 2016. Bemax Inc.'s management is responsible for these financial statements. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bemax Inc., as of May 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended May 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note # 2 to the financial statements, the Company has had minimal operations. This raises substantial doubt about its ability to continue as a going concern.  Management's plan in regard to these matters is also described in Note # 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ George Stewart

Seattle, Washington
July 1, 2016

BEMAX INC.
Balance Sheets
(Stated in U.S.Dollars)

	Year Ended	Year Ended
	May 31, 2016	May 31, 2015

ASSETS

Current Assets
Cash and cash equivalents	$115,738	$58,137
Accounts receivable	372,622	407,722

Total current assets	488,360	465,859

Fixed Assets
Furniture and Equipment	500	500

Total fixed assets	500	500

TOTAL ASSETS	$488,860	$466,360

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Deferred revenue	507,722	507,722
Convertible Loans	207,750	-
Accrued interest on convertible loans	1,845	-
Loan from shareholder and related party	38,236	17,336
Accounts payable	319,795	364,622
Total current liabilities	1,075,348	889,680

STOCKHOLDERS' EQUITY

Common stock, ($0.0001 par value, 500,000,000 shares
authorized; 258,792,500 shares issued and outstanding at
May 31, 2016 and 5,175,000 at May 31, 2015 respectively	25,879	518
Additional paid-in capital	36,876	62,232
Deficit accumulated during development stage	(649,241)	(486,070)
TOTAL STOCKHOLDERS' EQUITY	(586,487)	(423,320)

TOTAL LIABILITITES AND STOCKHOLDERS' EQUITY	$488,861	466,360

Statements of Operations (Stated in U.S.Dollars)

	Year Ended	Year Ended
	May 31, 2016	May 31, 2015

REVENUES
Revenues	538,738	-

TOTAL REVENUES	$538,738	$-

Cost of good sold
Purchases-resale items	629,440	(456,950)

TOTAL COGS	$629,440	$(456,950)

Gross profit	(90,702)

Operating costs	65,967	15,266

General and administrative expenses	6,502	4,864

TOTAL OPERATING COSTS	$72,469	$20,130

NET ORDINARY INCOME (LOSS)	$(163,171)	$(477,081)

BASIC AND DILUTED EARNINGS (LOSS)
PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	258,792,500	5.175,000

BEMAX INC.
Statements of Cash Flows
(Stated in U.S.Dollars)

	Year Ended	Year Ended
	May 31, 2016	May 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(163,171)	$(483,569)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Loan from shareholder and related party	20,900	14,834
Accounts payable	(44,828)	364,622
Accounts receivable	35,100	(407,722)
Accrued intereston convertible loans	1,845	-
Deferred revenue	-	507,722
Changes in operating assets and liabilities:	(150,154)	93,476

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(150,154)	93,476

INVESTING ACTIVITIES
Furniture and equipment	-	(500)
Net cash provided by investing activities	-	(500)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	4	58,750
Loans from convertible promissory notes	207,750	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	207,754	58,750

NET INCREASE IN CASH	57,601	54,137
CASH AT BEGINNING OF PERIOD	58,137	4,000

CASH AT END OF PERIOD	$115,738	$58,137

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :
Interest	$-	$-

Income Taxes	$-	$-

BEMAX INC.
Statements of Stockholder's Equity
(Stated in U.S.Dollars)

				Deficit
		Common		Accumulated
	Common	Stock	Additional	During
	Stock	Amount	Paid-in Capital	Development Stage	Total

Stock issued for cash at May 31, 2013	-	$-	$-	$-	$-
Net loss May 31, 2013				(502)	(502)
Balance May 31, 2013	-	-	-	(502)	(502)
Common stock issued for cash on May
16, 2014.4,000,000 shares at a par
value of $0.0001 per share	200,000,000	20,000	62,232	-	82,232
Net loss May 31, 2014				(2,000)	(2,000)
Balance May 31, 2014	200,000,000	$20,000	$62,233	$(2,502)	$79,730
Common stock issued for cash between
between October 14 and 24, 2014 at
$0.05 per share	58,750,000	5,875	(25,357)		(19,482)
Net loss May 31, 2015				(483,568)	(483,568)
Balance May 31, 2015	258,750,000	$25,875	$36,876	$(486,070)	$(423,320)
On February 24, 2016, Common stock
was issued for services rendered at
par value of $0.0001 per share	42,500	4	-	-	4.00
Net loss May 31, 2016				(163,171)	(163,171)
Balance May 31, 2016	258,792,500	25,879	36,876	(649,241)	(586,487)

BEMAX INC.
Notes to the Financial Statements
May 31, 2015

1.  NATURE OF OPERATIONS
BEMAX INC. ("The Company") was incorporated in the State of Nevada on November 28, 2012 to engage in the business of exporting disposable baby diapers manufactured in the United States and Asia then distributing them to England, East, West, and South Africa. The Company is in the development stage with limited revenues and very limited operating history.
These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares.

2   GOING CONCERN
These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business one year from May 31, 2016. The Company has incurred a loss since inception resulting in an accumulated deficit of $649,241 as of May 31, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and are presented in US dollars. The Company's Year End is May 31.
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

BEMAX INC.
Notes to the financial Statements

May 31, 2016

Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with ASC 830, "Foreign Currency Matters", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.
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

Fair Value of Financial Instrument
The Company's financial instruments consisted of cash, accounts payable, related party advances and convertible notes. Unless otherwise noted, it is management's opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  Because of the short maturity of such assets and liabilities the fair value of these financial instruments approximate their carrying values, unless otherwise noted.
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

BEMAX INC.
Notes to the financial Statements

May 31, 2016

The Company estimates fair value of derivative instrument liabilities using the Black-Scholes-Merton option-pricing formula ("Black-Scholes model"). This model requires the Company to estimate expected volatility and expected life, which are highly complex and subjective variables. The Company estimates expected term using the safe-harbor provisions of FASB ASC 718. The Company estimated its expected volatility by taking the average volatility determined for a peer group of similar publicly-traded companies.

Income Taxes
The Company follows the accrual method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  At May 31, 2016, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.
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

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have any significant impact on the Company's results of operations, financial position or cash flow.

As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

4.  RELATED PARTY TRANSACTIONS

The President of the Company provides management fees and office premises to the Company for a fee of $1,500 per month, the right to which the President has agreed to assign to the Company until such a time as the Company closes on an Equity or Debt financing of not less than $750,000. The assigned rights are valued at $1,000 per month for rent and $500 for executive compensation. A total of $9,000 for donated management fees was charged to Shareholder Loan for the year ended May 31, 2016.

As of May 31, 2016, there are loans from the majority shareholder and related party totalling $38,236.These loans were made in order to assist in meeting general and administrative expenses. These advances are unsecured, due on demand and carry no interest or collateral.

BEMAX INC.
Notes to the financial Statements

May 31, 2016

5.  STOCKHOLDER'S EQUITY

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

At May 31, 2016, there are 500,000,000 shares of common stock at a par value of $0.0001 per share authorized and 258,792,500 issued and outstanding.

The 50-1 stock split has been shown retroactively.

6. REVENUE RECOGNITION

The Company revenue recognition policy is on a sales-basis method. The Company recognizes and records revenue at the time of sales once payment has been received and disposable baby diapers are delivered to the buyer.

Pre-payment Policy: All sales to our customers will be solely on a pre-payment basis. Once the order is completed and payment is received, we will place an order with the North American supplier of disposable baby diapers and arrange shipping directly to our customers. The process is expected to take three weeks to complete. The pre-payment will be recorded as deferred revenue until the delivery is executed.
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

BEMAX INC.
Notes to the financial Statements

May 31, 2016

The provision for refundable federal income tax consists of the following for the periods ending:

	May 31, 2016	May 31, 2015

Federal income tax benefit attributed to:
Net operating loss	649,241	486,070
Valuation allowance	(649,251)	(486,070)
Net benefit	-	-

The cumulative tax effect at the expected rate of 34% of significant	May 31, 2016	May 31, 2015
items comprising our net deferred tax amount is as follows:
Deferred tax attributed:
Net operating loss carryover	220,742	165,264
Less change in valuation allowance	(220,742)	(165,264)
Net deferred tax asset	-

At May 31, 2016, the Company had an unused net operating loss carry-forward approximating $220,742 that is available to offset future taxable income; the loss carry-forward will start to expire in 2034.
NOTE 8 CONVERTIBLE LOANS

On February 16, 2016, the Company issued a Convertible Promissory Note in favor of Crown Bridge Partners, LLC. The principle amount of the loan is $40,000 (forty thousand dollars) with an original issue discount of $4,000 (four thousand dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on February 16, 2017. Crown Bridge Partners LLC. has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 48% of the lowest average price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 130% interest and 91 days through 180 for a cash payment of the principal plus 150% interest. The Company cannot prepay any amount outstanding after 180 days.

On April 19, 2016, the Company issued a Convertible Promissory Note in favor of Crown Bridge Partners, LLC. The principle amount of the loan is $30,000 (forty thousand dollars) with an original issue discount of $3,500 (three thousand five hundred dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on April 19, 2017. Crown Bridge Partners LLC., has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 48% of the lowest average price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 130% interest and 91 days through 180 for a cash payment of the principal plus 150% interest. The Company cannot prepay any amount outstanding after 180 days.

BEMAX INC.
Notes to the financial Statements

May 31, 2016

On May 9, 2016, the Company issued a Convertible Redeemable Note in favor of Adar Bays, LLC. The principle amount of the loan is $30,000 (forty thousand dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on May 9, 2017.Eagle Equities LLC. Has the option to convert the Note plus accrued interest into common shares of the Company, at anytime. The conversion rate will be at a discount of 52% of the lowest average price for fifteen days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 130% interest and 91 days through 180 for a cash payment of the principal plus 150% interest. The Company cannot prepay any amount outstanding after 180 days.

On May 9, 2016, the Company issued a Convertible Redeemable Note in favor of Eagle Equities, LLC. The principle amount of the loan is $30,000 (forty thousand dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on May 9, 2017.Eagle Equities LLC. has the option to convert the Note plus accrued interest into common shares of the Company, at anytime. The conversion rate will be at a discount of 52% of the lowest average price for fifteen days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 130% interest and 91 days through 180 for a cash payment of the principal plus 150% interest. The Company cannot prepay any amount outstanding after 180 days.

On May 10, 2016, the Company issued a Convertible Promissory Note in favor of Auctus Fund, LLC. The principle amount of the loan is $77,750 (seventy seven thousand, seven hundred and fifty dollars) with an original issue discount of $6,750 (six thousand, seven hundred and fifty dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on May 10, 2017.Auctus Fund LLC. has the option to convert the Note plus accrued interest into common shares of the Company, at anytime. The conversion rate will be at a discount of 52% of the lowest average price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 135% interest and 91 days through 120 for a cash payment of the principal plus 140% interest. From 121 through 150 days, prepaying the principle plus accrued interest plus 145% interest and day 151 through 180 days plus interest of 150%.The Company cannot prepay any amount outstanding after 180 days.

9. SUBSEQUENT EVENTS
The Company has evaluated all events and transactions that occurred after May 31, 2016 up through the date these financial statements were available for issuance. During this period, the Company is reporting the following;
On June 2, 2016, the Company issued a Convertible Promissory Note in favor of JSJ Capital. The principal amount of the loan is $75,000(seventy five thousand dollars) with an original issue discount of $4,000(four thousand dollars) and carries an interest rate of 8% per annum.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with accountants on accounting and financial disclosure during the relevant period.
ITEM 9A. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2016.
Based on the evaluation of these disclosure controls and procedures, our Chief Executive and Chief Financial Officer concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:
Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.
ITEM 9B. OTHER INFORMATION
Management's Annual Report on Internal Control over Financial Reporting.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Identification of Directors and Executive Officers of the Company:
As of May 31, 2016, our officers and directors were as follows:
NAME                          AGE                               OFFICE                                          SINCE
Taiwo Aimasiko         41                             Director, CEO, CFO                           2012

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2016, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION
The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, for all services rendered in all capacities to us for the latest fiscal year ended May 31, 2016.

Name	Title	Year	Salary	Bonus	Stock awards	Option awards	Non-Equity incentive plan compensation	Non-qualified deferred compensation	All other compensation	Total
Taiwo Aimasiko	CEO	2015	0	0	0	0	0	0	0	0

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
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The aggregate fees billed for the most recently completed fiscal year ended May 31, 2016 and for fiscal year ended May 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:
	YEAR END
	May 31, 2016	May 31, 2015
Audit Fees	$4,000	$3,000
Audit Related Fees	$9,900	$6,000
Tax Fees	-	-
All Other Fees	-	-
Total	$13,900	$9,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.
 PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Form 10-K:
(1)  Financial Statements:  Balance Sheets, Statements of Operations, Statement of Stockholders' Equity, Statements of Cash Flows, and Notes to Financial Statements.
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
31.2                           Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934
                                   Rule 13a-14(a) or 15d-14(a).
32.2                           Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18
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

Date: July 1, 2016
/s/ Taiwo Aimasiko
Taiwo Aimasiko
Chief Executive Officer, Chief Financial Officer,
President, Treasurer and Director