Form 10-K/A
period 2016-05-31
Bemax, Inc.
filed 2016-07-14
CIK 1613895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10K/A

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

On September 8, 2015, the Company announced to launch an exclusive private-label of disposable diapers and wipes, called Mother's Hugs and Mother's Choice, to be sold and distributed through existing Bemax distribution channels of wholesalers and retailers in Europe and emerging African markets as well as to buyers online through Bemax ecommerce website.

On October 15, 2015, the Company announced the launch of its new ecommerce website bemaxinc.com/store. Bemax new site provides quick and intuitive access to our private-labels and enhances the quality and availability of our Mother's Choice and Mother's Touch labels to our customers.

On November 13, 2015, the Company entered into an exclusive supplier agreement with Bethel Imports Marketing Limited, whereby Bethel Imports shall purchase exclusively from Bemax Inc. Under the terms of the Agreement, Bemax shall provide, without limitation, consulting, and support services necessary for Bethel Imports to sell, operate and manage the distribution of Bemax private label Disposable Baby Diaper. Pursuant to the Agreement, when Bethel Imports is in need of supply of Disposable Baby Diapers or Services to be provided by Bemax under the terms of this agreement, Bethel Imports shall issue purchase order to the Company specifying the type and amount of Disposable Baby Diaper, and Services to be purchased from Bemax Inc. During the term of this Agreement, Bethel will not purchase Disposable Baby Diapers or Services specified in this Agreement from any vendor, other than from Bemax, unless Bemax consents in writing to such purchase. The purchase price for the Disposable Baby Diapers and Services shall be Bemax direct wholesale price listing in effect at the time Bethel Imports issues a purchase order.

On November 16, the Company announced the receipt of $260,000 purchase order from Bethel Imports Marketing Limited, for distribution of Bemax private label disposable Baby Diapers Diaper in the emerging South and East African markets.
On May 17, 2016, the Company received additional purchase order of $710,000 from Bethel Imports Limited pursuant to the supplier agreement entered into with Bemax Inc.
The Company is working on several business development and projects to increase business and revenue generation in 2016 and beyond, including but not limited to: product licensing of private label in some of our African markets, production, and extended distribution of new and existing Bemax private label disposable baby diaper products. There can be no assurance that these will be successful in generating revenues in 2016.

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

On April 19, 2016, the Company issued a Convertible Promissory Note in favor of Crown Bridge Partners, LLC. The principle amount of the loan is $30,000 (thirty thousand dollars) with an original issue discount of $3,500 (three thousand five hundred dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on April 19, 2017. Crown Bridge Partners LLC., has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 48% of the lowest average price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 130% interest and 91 days through 180 for a cash payment of the principal plus 150% interest. The Company cannot prepay any amount outstanding after 180 days.

BEMAX INC.
Notes to the financial Statements

May 31, 2016

On May 9, 2016, the Company issued a Convertible Redeemable Note in favor of Adar Bays, LLC. The principle amount of the loan is $30,000 (thirty thousand dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on May 9, 2017.Eagle Equities LLC. Has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 48% of the lowest average price for fifteen days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 130% interest and 91 days through 180 for a cash payment of the principal plus 150% interest. The Company cannot prepay any amount outstanding after 180 days.

On May 9, 2016, the Company issued a Convertible Redeemable Note in favor of Eagle Equities, LLC. The principle amount of the loan is $30,000 (thirty thousand dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on May 9, 2017.Eagle Equities LLC. has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 48% of the lowest average price for fifteen days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 130% interest and 91 days through 180 for a cash payment of the principal plus 150% interest. The Company cannot prepay any amount outstanding after 180 days.

On May 10, 2016, the Company issued a Convertible Promissory Note in favor of Auctus Fund, LLC. The principle amount of the loan is $77,750 (seventy seven thousand, seven hundred and fifty dollars) with an original issue discount of $6,750 (six thousand, seven hundred and fifty dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on May 10, 2017.Auctus Fund LLC. has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 48% of the lowest average price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 135% interest and 91 days through 120 for a cash payment of the principal plus 140% interest. From 121 through 150 days, prepaying the principle plus accrued interest plus 145% interest and day 151 through 180 days plus interest of 150%. The Company cannot prepay any amount outstanding after 180 days.

9. SUBSEQUENT EVENTS
The Company has evaluated all events and transactions that occurred after May 31, 2016 up through the date these financial statements were available for issuance. During this period, the Company is reporting the following;
On June 2, 2016, the Company issued a Convertible Promissory Note in favor of JSJ Investment Inc. The principle amount of the loan is $55,000 (fifty five thousand dollars) with an original issue discount of $3,000 (three thousand dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on February 26, 2017.

On June 20, 2016, the Company issued Convertible Promissory Note in favor of Black Forest Capital, LLC. the principle amount of the loan is $80,000 (Eighty thousand dollars) with an original issue discount of $8,000 (Eight thousand dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on June 14, 2017.

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
(3) Exhibits
The exhibits listed in the Exhibit Index are incorporated herein by reference and/or are filed as part of this Form 10-K.
Exhibit                          Exhibit
Number                        Description

10.1	Supplier Agreement
10.2	Convertible Promissory Note dated June 14, 2016 issued to Black Forest Capital
10.3	Convertible Promissory Note dated June 1, 2016 issued to JSJ Investments Inc.
10.4	Convertible Promissory Note dated May 10, 2016 issued to Auctus Fund, LLC.
10.5	Convertible Promissory Note dated May 9, 2016 issued to Eagle Equities, LLC.
10.6	Convertible Promissory Note dated May 9, 2016 issued to Adar Bays, LLC.
10.7	Convertible Promissory Note dated April 19, 2016 issued to Crown Bridge Partners
10.8	Convertible Promissory Note dated February 16, 2016 issued to Crown Bridge Partners
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.2	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
23.1	Consent of Independent Registered Public Accounting Firm, George Stewart, CPA

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2016
/s/ Taiwo Aimasiko
Taiwo Aimasiko
Chief Executive Officer, Chief Financial Officer,
President, Treasurer and Director