Form 10-Q
period 2016-08-31
Bemax, Inc.
filed 2016-09-30
CIK 1613895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

 Form 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended August 31, 2016

 or

[     ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-197756

BEMAX INC.
(Exact name of registrant as specified in its charter)
Nevada	46-554081
(State or other jurisdiction of Organization)	(IRS Employer Identification Number)
625 Silver Oak Drive
Dallas, GA 30
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

258,750,000 common shares issued and outstanding as of August 31, 2016

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in our financial statements filed therewith the U.S. Securities and Exchange Commission (SEC) on September 28, 2016 and can be found on the SEC website at www.sec.gov

BEMAX INC.
 (A Development Stage Company)
Financial Statements
 (Expressed in US dollars)
August 31, 2016 and August 31, 2015
 (Unaudited

BEMAX INC.
(A Development Stage Company)
Balance Sheets (Stated in U.S. Dollars)
August 31, 2016 and May 31, 2016

	Three Months Ended	Year Ended
	August 31, 2016	May 31, 2016

ASSETS

Current Assets
Cash and cash equivalents	$115,730	$115,738
Accounts receivable	372,622	372,622

Total current assets	488,353	488,360

Fixed Assets
Furniture and Equipment	500	500

Total fixed assets	500	500

TOTAL ASSETS	$488,853	$488,860

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Deferred revenue	507,722	507,722
Convertible Loans	302,750	207,750
Accrued interest on convertible loans	6,784	1,845
Loan from shareholder and related party	42,736	38,236
Accounts payable	312,995	319,795
Total current liabilities	1,172,987	1,075,348

STOCKHOLDERS' EQUITY

Common stock, ($0.0001 par value, 500,000,000 shares
authorized; 258,792,500 shares issued and outstanding at
August 31, 2016 and May 31, 2016 respectively	25,879	25,879
Additional paid-in capital	36,876	36,876
Deficit accumulated during development stage	(746,889)	(649,241)
TOTAL STOCKHOLDERS' EQUITY	(684,134)	(586,487)

TOTAL LIABILITITES AND STOCKHOLDERS' EQUITY	$488,853	$488,861

BEMAX INC.
Statement of Operations
 (Stated in U.S. Dollars)
         (Unaudited)
	Three Months Ended	Three Months Ended
	August 31, 2016	August 31, 2015

REVENUES
Revenues	92,122	-

TOTAL REVENUES	$92,122	$-

Cost of good sold
Purchases-resale items	126,000	-

TOTAL COGS	$126,000	$-

Gross profit	(33,878)	-

Operating costs	12,556	-

General and administrative expenses	51,214	10,113

TOTAL OPERATING COSTS	$63,769	$10,113

NET ORDINARY INCOME (LOSS)	$(97,647)	$(10,113)

BASIC AND DILUTED EARNINGS (LOSS)
PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	258,792,500	258,750

BEMAX INC.
Statement of Cash Flows
 (Stated in U.S. Dollars)
For the Three Months Ended August 31, 2016 and August 31, 2015
 (Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2016	August 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(97,647)	$(10,113)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Loan from shareholder and related party	4,500	7,400
Accounts payable	(6,800)	2,200
Accounts receivable	-	-
Accrued interest on convertible loans	4,938	-
Deferred revenue	-	-
Changes in operating assets and liabilities:	95,000	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(8)	(513)

INVESTING ACTIVITIES
Furniture and equipment	-	-
Net cash provided by investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-
Loans from convertible promissory notes	(8)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	(8)	(513)

NET INCREASE IN CASH	57,601	54,137
CASH AT BEGINNING OF PERIOD	58,137	4,000
	115,738

CASH AT END OF PERIOD	$115,730	$57,624
	115,730

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :
Interest	$-	$-

Income Taxes	$-	$-

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

BEMAX INC. Notes to the Financial Statements August 31, 2016 (Unaudited)

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

2   GOING CONCERN
These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business one year from May 31, 2016. The Company has incurred a loss since inception resulting in an accumulated deficit of $97,647 as of August 31, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or the existing cash on hand, loans from directors and/or private placement of common stock, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months.

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
Use of Estimates and Assumptions
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimate.

BEMAX INC.
Notes to the Financial Statements
August 31, 2016
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

BEMAX INC.
Notes to the Financial Statements
August 31, 2016

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

4.  RELATED PARTY TRANSACTIONS

The President of the Company provides management fees and office premises to the Company for a fee of $1,500 per month, the right to which the President has agreed to assign to the Company until such a time as the Company closes on an Equity or Debt financing of not less than $750,000. The assigned rights are valued at $1,000 per month for rent and $500 for executive compensation. A total of $4,500 for donated management fees was charged to Shareholder Loan for the period ended August 31, 2016.

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

At August 31, 2016, there are 500,000,000 shares of common stock at a par value of $0.0001 per share authorized and 258,792,500 issued and outstanding.

The 50-1 stock split has been shown retroactively.

BEMAX INC.
Notes to the Financial Statements
August 31, 2016

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

NOTE 7 CONVERTIBLE LOANS

On February 16, 2016, the Company issued a Convertible Promissory Note in favor of Crown Bridge Partners, LLC. The principle amount of the loan is $40,000 (forty thousand dollars) with an original issue discount of $4,000 (four thousand dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on February 16, 2017. Crown Bridge Partners LLC. have the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 48% of the lowest average price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 130% interest and 91 days through 180 for a cash payment of the principal plus 150% interest. The Company cannot prepay any amount outstanding after 180 days.

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

On June 2, 2016, the Company issued a Convertible Promissory Note in favor of JSJ Investments Inc. The principle amount of the loan is $55,000 (fifty five thousand dollars) with an original issue discount of $3,000 three thousand dollars) a payment of $2,000 (two thousand dollars)for the Note itself and it carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on June 2, 2017. JSJ Investments, Inc. has the option to convert the Note plus accrued interest into common shares of the Company, at anytime. The conversion rate will be at a discount of 52% of the lowest average price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 135% interest and 91 days through 120 for a cash payment of the principal plus 140% interest. From 121 through 150 days, prepaying the principle plus accrued interest plus 145% interest and day 151 through 180 days plus interest of 150%.The Company cannot prepay any amount outstanding after 180 days.

On June 14, 2016, the Company issued a Convertible Promissory Note in favor of Black Forest Capital LLC. The principle amount of the loan is $80,000 (eighty thousand dollars) with an original issue discount of $8,000 (eight thousand dollars) a payment of $2,000 (two thousand dollars)for the Note itself and it carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on June 14, 2017. Black Forest Capital , LLC. has the option to convert the Note plus accrued interest into common shares of the Company, at anytime. The conversion rate will be at a discount of 52% of the lowest average price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 135% interest and 91 days through 120 for a cash payment of the principal plus 140% interest. From 121 through 150 days, prepaying the principle plus accrued interest plus 145% interest and day 151 through 180 days plus interest of 150%.The Company cannot prepay any amount outstanding after 180 days.

On July 14, 2016, the Company repaid the Convertible Loan of $40,000 principle plus interest and fees to Crown Bridge Partners for the loan to the Company of February 16, 2016. Including the principle, the Company paid a total of $62, 271.23.

 As of August 31, 2016, the outstanding balance of Convertible Loans is $302,750.

8. SUBSEQUENT EVENTS

The Company has evaluated all events and transactions that occurred after August 31, 2016 up through the date these financial statements were available for issuance. It has been determined that there is nothing further to report.

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

Liquidity and Capital Resources
Cash Flows

	Three Months	Three Months
	Ended	Ended
	August 31, 2016	August 31, 2015
	$	$
Net Cash Provided By (Used In) Operating Activities	(8.00)	93,476
Net Cash Used by Investing Activities	-	(500)
Net Cash Provided By (Used In) Financing Activities	(8.00)	58,750
CASH AT BEGINNING OF PERIOD	58,137	4,000
CASH AT END OF PERIOD	115,730	155,726

Through May 31, 2016, the Company's operations has increased compared to same period of last year with $92,122 in revenues.
We currently have minimal cash reserves. To date, the Company has covered operating deficits primarily through loans from the sole director and third party convertible note of $302,750. Accordingly, our ability to pursue our plan of operations is contingent on our being able to obtain funding for the development, marketing and commercialization of our products and services. However, as a result of its lack of operating success, the Company may not be able to raise additional funding to cover operating deficits.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficit of $97,647 since inception (November 28, 2012) to the period ended August 31, 2016 and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Results of Operations for the Period Ended August 31, 2016

Revenue

Revenue for the period ended August 31, 2016, and August 31, 2015 were $92,122 and $0 respectively.

Accounts Receivable for the period ended August 31, 2016 is $372,622 compared to $407,722 for same period ended August 31, 2015.

Deferred Revenue

Deferred revenue for the period ended August 31, 2016 and August 31, 2015 remain unchanged at $507,722. Management anticipate deferred revenue will be recognized within the next six months.

Net Income (Loss)

For the period ended August 31, 2016, the Company generate net income loss of $97,647 and incurred net losses of $10,113 for same period ended August 31, 2015.

Expenses
Our total expenses for the period ended August 31, 2016 were $51,214 which consisted of general and administrative expenses.

Inflation
The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements
As of August 31, 2016, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

                                                                 BEMAX INC.

Dated: September 30, 2016                    By: /s/ Taiwo Aimasiko
                                                               ________________________________
                                                               Taiwo Aimasiko, President and
                                                               Chief Executive Officer

Dated: September 30, 2016                    By: /s/ Taiwo Aimasiko
                                                             _________________________________
                                                             Taiwo Aimasiko, Chief Financial Office