Form 10-Q
period 2016-11-30
Bemax, Inc.
filed 2017-01-13
CIK 1613895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

or

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

451,640,836 common shares issued and outstanding as of January 11, 2017.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in our annual Report on Form 10-K filed therewith the U.S. Securities and Exchange Commission (SEC) on July 6, 2016 and amended on July 14, 2016, and can be found on the SEC website at www.sec.gov

BEMAX INC.
Financial Statements
(Expressed in US dollars)

 (Unaudited)

BEMAX INC.
Balance Sheets (Stated in U.S. Dollars)
November 30, 2016 and May 31, 2016

	November 30, 2016	May 31, 2016

ASSETS

Current Assets
Cash and cash equivalents	$14,454	$115,738

Total current assets	14,454	115,738

Fixed Assets
Furniture and Equipment	500	500

Total fixed assets	500	500

TOTAL ASSETS	$14,954	$116,238

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Convertible Loans	$298,746	$207,750
Accrued interest on convertible loans	9,599	1,843
Loan from shareholder and related party	47,236	38,237
Accounts payable	725	725
Total current liabilities	356,306	248,555
Commitments and Contingencies	-	-
STOCKHOLDERS' EQUITY

Common stock, ($0.0001 par value, 500,000,000 shares
authorized; 259,196,500 shares issued and outstanding at
November 30, 2016 and 258,792,500 as of May 31, 2016	25,919	25,879
Additional paid-in capital	44,102	36,876
Accumulated deficit	(411,373)	(195,071)
TOTAL STOCKHOLDERS' EQUITY	(341,352)	132,317

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,954	$116,238

See Notes to Financial Statements

BEMAX INC.
Statements of Operations
 (Stated in U.S. Dollars)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015

REVENUES
Revenues	23,031	100,319	115,153	100,319

TOTAL REVENUES	$23,031	$100,319	$115,153	$100,319

Cost of goods sold
Purchases-resale items	122,182	-	248,182	-

TOTAL COGS	$122,182	$-	$248,182	$-

Gross profit	(99,151)	100,319	(133,029)	100,319

Operating costs

General and administrative expenses	4,025	3,510	10,583	8,423
Professional fees	1,100	4,000	9,400	7,700
Management fees	1,500	1,500	3,000	3000

TOTAL OPERATING COSTS	$6,625	$9,010	$22,983	$19,123

Interest expense and loan fees	(6,079)	-	(60,290)	-

NET INCOME (LOSS)	$(111,855)	$91,309	$(216,302)	$81,196

BASIC AND DILUTED EARNINGS (LOSS)
PER SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	258,843,687	258,750,000	258,817,954	258,750,000
See Notes to Financial Statements

BEMAX INC.
Statements of Cash Flows
 (Stated in U.S. Dollars)
For the Six Months Ended November 30, 2016 and November 30, 2015
 (Unaudited)

	Six Months Ended	Six Months Ended
	November 30, 2016	November 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(216,302)	$81,196
Changes in operating assets and liabilities:
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Loan from shareholder and related party	9,000	11,900
Accounts payable	-	(105,560)
Accrued interest on convertible loans	11,018	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(196,284)	(12,464)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	135,000	-
Payment on convertible notes payable	(40,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	95,000	-

NET INCREASE (DECREASE) IN CASH	(101,284)	(12,464)
CASH AT BEGINNING OF PERIOD	115,738	58,137
	14,454
CASH AT END OF PERIOD	$14,454	$45,673
	14,454

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$12,325	$-
Income Taxes	$-	$-

Non-cash transactions
Common shares issued to pay principal and accrued interest on converted notes	7,266	$-

See Notes to Financial Statements

BEMAX INC.
Notes to the Financial Statements
November 30, 2016
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

2.  GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business one year from May 31, 2016. The Company has incurred a loss since inception resulting in an accumulated deficit of $411,373 as of November 30, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or the existing cash on hand, loans from directors and/or private placement of common stock. Obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with personal cash, outside loans, or equity issuances.

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

November 30, 2016
(Unaudited)

Fair Value of Financial Instruments
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
Income Taxes
The Company follows the accrual method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  At November 30, 2016, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.
Basic and Diluted Net (Loss) per Share
The Company computes net (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The Company has losses for the six months ended November 30, 2016; therefore basic EPS equals diluted EPS.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have any significant impact on the Company's results of operations, financial position or cash flow.

As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

4.  RELATED PARTY TRANSACTIONS

The President of the Company provides management fees and office premises to the Company for a fee of $1,500 per month, the right to which the President has agreed to assign to the Company until such a time as the Company closes on an Equity or Debt financing of not less than $750,000. The assigned rights are valued at $1,000 per month for rent and $500 for executive compensation. A total of $9,000 for donated management fees was charged to Shareholder Loan for the six months ended November 30, 2016.

As of November 30, 2016, there are loans from the majority shareholder and related party totalling $47,236.These loans were made in order to assist in meeting general and administrative expenses. These advances are unsecured, due on demand and carry no interest or collateral.

5. STOCKHOLDER'S EQUITY

Between October 14 and 24, 2014, the Company authorized and issued 58,750,000 shares of common stock at $0.05 per share to various investors for net proceeds to the Company of $58,750.

BEMAX INC.
Notes to the Financial Statements
November 30, 2016
(Unaudited)

On June 5, 2015, the Company decided to increase the authorized amount of common shares that can be issued from 70,000,000 to 500,000,000 with the same par value of $0.0001 per share. The Company also declared a Fifty (50) to One (1) forward stock split effective immediately.

During fiscal year 2016, the Company issued 42,500 Common Shares at $0.0001 par value to an attorney for legal services rendered.

At November 30, 2016, there are 500,000,000 shares of common stock at a par value of $0.0001 per share authorized and 259,196,500 issued and outstanding.

The 50-1 stock split has been shown retroactively.

6. REVENUE RECOGNITION

The Company's revenue recognition policy is on a sales-basis method. The Company recognizes and records revenue once payment has been received and disposable baby diapers are delivered to the buyer.

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

7.  CONVERTIBLE LOANS

On February 16, 2016, the Company issued a Convertible Promissory Note in favor of Crown Bridge Partners, LLC. The principal amount of the loan is $40,000 (forty thousand dollars) with an original issue discount of $4,000 (four thousand dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on February 16, 2017. Crown Bridge Partners, LLC. has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 48% of the lowest average price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 130% interest and 91 days through 180 for a cash payment of the principal plus 150% interest. The Company cannot prepay any amount outstanding after 180 days. This Note has been paid.

On April 19, 2016, the Company issued a Convertible Promissory Note in favor of Crown Bridge Partners, LLC. The principal amount of the loan is $30,000 (thirty thousand dollars) with an original issue discount of $3,500 (three thousand five hundred dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on April 19, 2017. Crown Bridge Partners, LLC. has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 48% of the lowest average price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 130% interest and 91 days through 180 for a cash payment of the principal plus 150% interest. The Company cannot prepay any amount outstanding after 180 days.

On May 9, 2016, the Company issued a Convertible Redeemable Note in favor of Adar Bays, LLC. The principal amount of the loan is $30,000 (thirty thousand dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on May 9, 2017.Adar Bays, LLC. has the option to convert the Note plus accrued interest into common shares of the Company, at anytime. The conversion rate will be at a discount of 52% of the lowest average price for fifteen days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash

BEMAX INC.
Notes to the Financial Statements
November 30, 2016
(Unaudited)

payment of the principal plus 130% interest and 91 days through 180 for a cash payment of the principal plus 150% interest. The Company cannot prepay any amount outstanding after 180 days.

On May 9, 2016, the Company issued a Convertible Redeemable Note in favor of Eagle Equities, LLC. The principal amount of the loan is $30,000 (thirty thousand dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on May 9, 2017.Eagle Equities, LLC. has the option to convert the Note plus accrued interest into common shares of the Company, at anytime. The conversion rate will be at a discount of 52% of the lowest average price for fifteen days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 130% interest and 91 days through 180 for a cash payment of the principal plus 150% interest. The Company cannot prepay any amount outstanding after 180 days.

On May 10, 2016, the Company issued a Convertible Promissory Note in favor of Auctus Fund, LLC. The principal amount of the loan is $77,750 (seventy seven thousand, seven hundred and fifty dollars) with an original issue discount of $6,750 (six thousand, seven hundred and fifty dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on May 10, 2017.Auctus Fund, LLC. has the option to convert the Note plus accrued interest into common shares of the Company, at anytime. The conversion rate will be at a discount of 52% of the lowest average price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 135% interest and 91 days through 120 for a cash payment of the principal plus 140% interest. From 121 through 150 days, prepaying the principle plus accrued interest plus 145% interest and day 151 through 180 days plus interest of 150%.The Company cannot prepay any amount outstanding after 180 days.

On June 2, 2016, the Company issued a Convertible Promissory Note in favor of JSJ Investments Inc. The principal amount of the loan is $55,000 (fifty five thousand dollars) with an original issue discount of $3,000 three thousand dollars) a payment of $2,000 (two thousand dollars)for the Note itself and it carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on June 2, 2017. JSJ Investments, Inc. has the option to convert the Note plus accrued interest into common shares of the Company, at anytime. The conversion rate will be at a discount of 52% of the lowest average price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 135% interest and 91 days through 120 for a cash payment of the principal plus 140% interest. From 121 through 150 days, prepaying the principle plus accrued interest plus 145% interest and day 151 through 180 days plus interest of 150%.The Company cannot prepay any amount outstanding after 180 days.

On June 14, 2016, the Company issued a Convertible Promissory Note in favor of Black Forest Capital LLC. The principal amount of the loan is $80,000 (eighty thousand dollars) with an original issue discount of $8,000 (eight thousand dollars) a payment of $2,000 (two thousand dollars)for the Note itself and it carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on June 14, 2017. Black Forest Capital, LLC. has the option to convert the Note plus accrued interest into common shares of the Company, at anytime. The conversion rate will be at a discount of 52% of the lowest average price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 135% interest and 91 days through 120 for a cash payment of the principal plus 140% interest. From 121 through 150 days, prepaying the principle plus accrued interest plus 145% interest and day 151 through 180 days plus interest of 150%.The Company cannot prepay any amount outstanding after 180 days.

On July 14, 2016, the Company repaid the Convertible Loan of $40,000 principal plus interest and fees to Crown Bridge Partners for the loan to the Company of February 16, 2016. Including the principal, the Company paid a total of $62,271.23.

BEMAX INC.
Notes to the Financial Statements
November 30, 2016
(Unaudited)

On November 1, 2016, Crown Bridge Partners, LLC. converted $4,004 of the principal loan into 154,000 shares of common stock at $0.026 per share. The balance of the loan at November 30, 2016 is $25,996.

On November 22, 2016, Auctus Fund, LLC. converted $3,265.50 of the accrued unpaid interest into 250,000 shares of common stock at $0.01305 per share. The balance of the loan at November 30, 2016 is $77,750 and accrued interest is $77.34.

As of November 30, 2016, the outstanding balance of Convertible Loans is $295,746.

8. CORRECTION OF AN ERROR

On February 27, 2015 an Individual sale of $100,000 was erroneously recorded as part of a sale of $507,722.
In fact, this wasn't correct, but an "Accounts Receivable" was set up for that amount and reduced by the $100,000.

Then on September 18, 2015, again a single sale of $35,100 was then erroneously recorded as part of the original $507,722 sale and the "Accounts Receivable" was reduced by $35,100 leaving a balance of $372,622.

These errors were discovered during the compilation of these financial statements for the period ending November 30, 2016, and corrected. Therefore there is no longer an "Accounts Receivable" and the above mentioned $135,100 has been recorded as sales income for the previous periods ended February 2015 and November 2015. The following table summarizes the changes as of May 31, 2016:

	As Previously Reported	Adjustment	As Restated
Accounts Receivable	$372,622	$(372,622)	$-
Accounts Payable	$319,795	$(319,070)	$725
Deferred Revenue	$507,722	$(507,722)	$-
Accumulated Deficit	$(649,241)	$454,170	$(195,071)

9. SUBSEQUENT EVENTS

The Company has evaluated all events and transactions that occurred after November 30, 2016 up through the date these financial statements were available for issuance. It has been determined that the following events are material:

On December 5, 2016, the Company entered into an initial one year consulting agreement with Adebayo Ladipo. He has been compensated by receiving 7,500,000 shares of common stock at a par value of $0.0001 per share. At no time is he considered an employee of the Company. He is an Independent Contractor and able to pursue other interests.

As of January 11, 2017, the six loans outstanding including accrued interest, have all been converted to common shares. There are currently no loans outstanding. The total number of shares issued regarding these conversions totals 184,748,966.

As of January 11, 2017, there are 500,000,000 shares authorized. 451,640,836 have been issued and are outstanding and 43,646,325 have been reserved for a new loan that is currently being negotiated. Available shares for future issue totals 4,712,839.

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

Business Overview
Bemax Inc. is a Nevada –based company focusing on the distribution of disposable baby diapers made in North America and Asia by quality producers to wholesalers and retailers in Europe and the emerging markets. We are a development stage corporation and have generated or realized minimal revenues from our business operations.

Liquidity and Capital Resources
Cash Flows

	Six Months Ended November 30, 2016 $	Six Months Ended November 30, 2015 $
Net Cash Provided By (Used In) Operating Activities	(196,284)	(12,464)
Net Cash Used by Investing Activities	-	-
Net Cash Provided By (Used In) Financing Activities	95,000	-
CASH AT BEGINNING OF PERIOD	115,738	58,137
CASH AT END OF PERIOD	14,454	45,673
Through November 30, 2016, the Company's operations has increased compared to same period of last year with $115,153 in revenues.
We currently have minimal cash reserves. To date, the Company has covered operating deficits primarily through loans from the sole director and third party convertible notes. Accordingly, our ability to pursue our plan of operations is contingent on our being able to obtain funding for the development, marketing and commercialization of our products and services. However, as a result of its lack of operating success, the Company may not be able to raise additional funding to cover operating deficits.

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficit of $411,373 since inception (November 28, 2012) to the period ended November 30, 2016 and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's Fiscal Quarter Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements. Management has determined that internal control are not effective.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Results of Operations

For the three months ended November 30, 2016 ("2016") as compared to the three months ended November 30, 2015 ("2015"):

Revenue

The Company had $23,031 in revenue for the three months ended November 30, 2016 compared to $65,219 for period ended November 30, 2015. This reduction is due to inability to secure viable and less dilutive financing to finance purchase orders.
Revenue for the six months ended November 30, 2016 is $115,153 compared to $65,219 for the six months ended November 30, 2015. The increase is due to increase purchase orders.

Costs of Goods Sold

The total costs of goods for the three months ended November 30, 2016 is $122,182 compared to $0 for the three months ended November 30, 2015. The increase is due to increase in number of purchase orders.

The total costs of goods for the six month period ended November 30, 2016 is $248,182 compared to $0 for the same six month period ending November 30, 2015. The reason for the increase is due to increase number of purchase orders.

Interest Expenses

Total interest expense and loan fees for the six months ended November 30, 2016 is $60,290 due to financing obtained during the period. No notes payable occurred during the six months ended November 30, 2015.

Inflation
The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of November 30, 2016, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

The Company is working on several business development projects to increase sales and generate revenues, including: introducing the Company's private label brands to new segment of online customers through Amazon, introduce better pricing to existing and prospective distributors to obtain larger purchase orders, introduce the Company's brands to traditional U.S. retail outlets. In addition, the Company is working to sign exclusive distribution agreement with larger distributors to enhance regional and global expansion strategy.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2016.

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

                                                                 BEMAX INC.

Dated: January 13, 2017                    By: /s/ Taiwo Aimasiko
                                                               ________________________________
                                                               Taiwo Aimasiko, President and
                                                               Chief Executive Officer

Dated: January 13, 2017                    By: /s/ Taiwo Aimasiko
                                                             _________________________________
                                                             Taiwo Aimasiko, Chief Financial Officer