Form 10-Q
period 2017-02-28
Bemax, Inc.
filed 2017-04-21
CIK 1613895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

301,640,836 common shares issued and outstanding as of April 21, 2017.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION		4
Item 1.	Financial Statements
	Balance Sheets (audited)	5
	Statements of Operations (unaudited)	6
	Statements of Cash Flows (unaudited)	7
	Notes to the Financial Statements	8
Item 2. Management's Discussion and Analysis of Financial condition and Resultos of Operations
Item 3. Quantitative and Qualitative Disclosure about Market Risk
Item 4. Controls and Procedures
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings:	19
Item 2.	Unregistered Sales Of Equity Securities	19
Item 3.	Default Upon Senior Securities	19
Item 4.	Mining Safety Procedures	19
Item 5.	Other Information:	20
Item 6.	Signature	20

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

BEMAX INC.

Financial Statements

(Expressed in US dollars)

(Unaudited)

BEMAX INC.

Balance Sheets (Stated in U.S. Dollars)

February 28, 2017 and May 31, 2016

Current Assets	February 28, 2017 $	May 31, 2016 $
Cash and cash equivalents	606	115,738
Pre-paid expenses	56,250	—
Inventory	177,551	16,827
Total current assets	234,407	132,565
Other assets
Equipment	500	500
Total other assets	500	500
TOTAL ASSETS	234,907	133,065
Commitments & Contingencies	—	—
LIABILITIES & STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Derivative liability	—	351,041
Convertible loans	46,000	207,750
Debt discount	(3,748)	(134,148)
Accrued interest on convertible loans	634	1,845
Loan from shareholder and related party	51,736	38,236
Total current liabilities	94,622	464,724

STOCKHOLDERS' EQUITY
Preferred stock series B, ($0.0001) par value, 50,000,000 shares authorized and issued as of February 28, 2017.	5,000	—
Common stock, ($0.0001 par value, 500,000,000 shares authorized; 301,640,836 shares issued and outstanding at February 28, 2017 and 258,792,500, at May 31, 2016, respectively	30,164	25,879
Additional paid-in capital	1,533,092	36,876
Accumulated deficit	(1,427,971)	(394,414)
TOTAL STOCKHOLDERS' EQUITY	140,285	(331,659)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	234,907	133,065

See Notes to Financial Statements

BEMAX INC.

Statements of Operations

(Stated in U.S. Dollars) Unaudited

	Three Months Ended February 28, 2017	Three Months Ended February 29, 2016	Nine Months Ended February 28, 2017	Nine Months Ended February 29, 2016
REVENUES	$	$	$	$
Sales	24,960	246,119	140,113	346,338
TOTAL REVENUES	24,960	239,119	140,113	346,338

Cost of goods sold
Purchases-resale items	20,067	187,361	106,200	266,864
TOTAL COGS	20,067	187,361	106,200	266,864

Gross profit	4,893	58,758	33,913	79,474

Operating costs
General and administrative expenses	68,858	8,655	79,442	14,078
Professional fees	9,200	3,704	18,600	8,404
Management fees	1,500	1,500	4,500	4,500
TOTAL OPERATING COSTS	79,558	10,859	102,542	26,982
Non-Operating Income (loss) Change in FV	(715,318)	—	(331,436)	—
Loss of issuance of convertible debt	—	—	(284,091)	—
Interest expense and loan fees	(3,712)	(1,714)	(53,001)	(1,714)
Interest expense discount	(134,032)	—	(296,400)	—
TOTAL NON-OPERATING INCOME(LOSS)	(853,062)	(1,714)	(964,928)	(1,714)
NET ORDINARY INCOME(LOSS)	(927,727)	46,185	(1,033,557)	50,778
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	(0.00)	(0.00)	(0.00)	(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	347,475,778	258,792,500	288,045,808	258,792,500

See Notes to Financial Statements

BEMAX INC.

Statements of Cash Flows

(Stated in U.S. Dollars)

For the Six Months Ended February 28, 2017 and February 29, 2016

(Unaudited)

	Nine Months Ended February 28, 2017	Nine Months Ended February 29, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,033,557)	$50,778
Changes in operating assets and liabilities:
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Loss on derivative	331,436	—
Stock issued for services	75,000	—
Amortization of convertible debt discount	296,400	—
Loss on issuance of notes	284,091	—
Changes in operating assets and liabilities:		—
Pre-paid expenses	(56,250)
Inventory	(160,724)	(79,999)
Loan from shareholder and related party	13,500	16,400
Debt discount	6,028	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(256,132)	(12,821)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from convertible notes	181,000	40,000
Payments on convertible notes	(40,000)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	141,000	40,000
NET INCREASE (DECREASE) IN CASH	(115,132)	27,179
CASH AT BEGINNING OF PERIOD	115,738	58,137
CASH AT END OF PERIOD	$606	$85,316

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$1,307	$—
Income Taxes Disclosure of non-cash activities: Conversion of principal and interest to common shares	$1,435,318	$—

See Notes to Financial Statement

BEMAX INC. Notes to the Financial Statements February 28, 2017 (Unaudited)

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

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business one year from May 31, 2016. The Company has incurred a loss since inception resulting in an accumulated deficit of $1,427,971 as of February 28, 2017 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or the existing cash on hand, loans from directors and/or private placement of common stock. Obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with personal cash, outside loans, or equity issuances.

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

BEMAX INC. Notes to the Financial Statements February 28, 2017 (Unaudited)

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at February 28, 2017.

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

February 28, 2017:

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	-	(331,436)
Total	$-	$-	$-	$(331,436)

May 31, 2016:

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	351,041
Total	$-	$-	$351,041	$128,331

Income Taxes

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At February 28, 2017, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

 Basic and Diluted Net (Loss) per Share

The Company computes net (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The Company has losses for the nine months ended February 28, 2017; therefore basic EPS equals diluted EPS. As of February 28, 2017 18,724,924 shares of common stock were not included in the calculations and the common shares are for convertible notes outstanding.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have any significant impact on the Company’s results of operations, financial position or cash flow.

As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

4. RELATED PARTY TRANSACTIONS

The President of the Company provides management fees and office premises to the Company for a fee of $1,500 per month, the right to which the President has agreed to assign to the Company until such a time as the Company closes on an Equity or Debt financing of not less than $750,000. The assigned rights are valued at $1,000 per month for rent and $500 for executive compensation. A total of $13,500 for donated management fees was charged to Shareholder Loan for the nine months ended February 28, 2017.

As of February 28, 2017, there are loans from the majority shareholder and related party totalling $51,736.These loans were made in order to assist in meeting general and administrative expenses. These advances are unsecured, due on demand and carry no interest or collateral.

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

At February 28, 2017, there are 450,000,000 shares of common stock at a par value of $0.0001 and 50,000,000 preferred shares at $0.0001 per share authorized. There are 301,640,836 common and 50,000,000 preferred shares issued and outstanding.

The 50-1 stock split has been shown retroactively.

On December 5, 2016, the Company entered into an initial one year consulting agreement with Adebayo Ladipo. He has been compensated by receiving 7,500,000 shares of common stock valued at $75,000 based on the market price of the common stock on this date. This was valued at $0.01 per share. At no time is he considered an employee of the Company. He is an Independent Contractor and able to pursue other interests.

On January 24, 2017, The Company allowed Taiwo Aimasiko, its CEO to retire 150,000,000 shares of common stock in exchange for 50,000,000 Series B preferred shares.

6. REVENUE RECOGNITION

The Company’s revenue recognition policy is on a sales-basis method. The Company recognizes and records revenue once payment has been received and disposable baby diapers are delivered to the buyer.

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

7. CONVERTIBLE LOANS

 On February 16, 2016, the Company issued a Convertible Promissory Note in favor of Crown Bridge Partners, LLC. The principal amount of the loan was $40,000 (forty thousand dollars) with an original issue discount of $4,000 (four thousand dollars) and carries an interest rate of 8% per annum. It became due and payable with accrued interest on February 16, 2017. The Company had the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 130% interest and 91 days through 180 for a cash payment of the principal plus 150% interest. On July 14, 2016, the Company repaid the $40,000 of principal, $1,307 of accrued interest and a $20,965 early payment penalty. As a result of repayment of the note the Company recognized the remaining debt discount of $2,833. The Company repaid the note prior to when the convertible feature was effective; therefore there are no derivatives related to the embedded conversion feature.

5. STOCKHOLDER’S EQUITY

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

At February 28, 2017, there are 450,000,000 shares of common stock at a par value of $0.0001 and 50,000,000 preferred shares at $0.0001 per share authorized. There are 301,640,836 common and 50,000,000 preferred shares issued and outstanding.

The 50-1 stock split has been shown retroactively.

On December 5, 2016, the Company entered into an initial one year consulting agreement with Adebayo Ladipo. He has been compensated by receiving 7,500,000 shares of common stock valued at $75,000 based on the market price of the common stock on this date. This was valued at $0.01 per share. At no time is he considered an employee of the Company. He is an Independent Contractor and able to pursue other interests.

On January 24, 2017, The Company allowed Taiwo Aimasiko, its CEO to retire 150,000,000 shares of common stock in exchange for 50,000,000 Series B preferred shares.

6. REVENUE RECOGNITION

The Company’s revenue recognition policy is on a sales-basis method. The Company recognizes and records revenue once payment has been received and disposable baby diapers are delivered to the buyer.

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

7. CONVERTIBLE LOANS

On February 16, 2016, the Company issued a Convertible Promissory Note in favor of Crown Bridge Partners, LLC. The principal amount of the loan was $40,000 (forty thousand dollars) with an original issue discount of $4,000 (four thousand dollars) and carries an interest rate of 8% per annum. It became due and payable with accrued interest on February 16, 2017. The Company had the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 130% interest and 91 days through 180 for a cash payment of the principal plus 150% interest. On July 14, 2016, the Company repaid the $40,000 of principal, $1,307 of accrued interest and a $20,965 early payment penalty. As a result of repayment of the note the Company recognized the remaining debt discount of $2,833. The Company repaid the note prior to when the convertible feature was effective; therefore there are no derivatives related to the embedded conversion feature.

 On May 10, 2016, the Company issued a Convertible Promissory Note in favor of Auctus Fund, LLC. The principal amount of the loan was $77,750 (seventy-seven thousand, seven hundred and fifty dollars) with an original issue discount of $6,750 (six thousand, seven hundred and fifty dollars) and carried an interest rate of 8% per annum. It becomes due and payable with accrued interest on May 10, 2017. Auctus Fund, LLC. had the option to convert the Note plus accrued interest into common shares of the Company, at any time. The conversion rate will be at a discount of 48% of the lowest trading price for ten days prior to the actual date of conversion. The Company cannot prepay any amount outstanding after 180 days. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $261,774 based on the Black Scholes Merton pricing model and a corresponding debt discount of $77,750 to be amortized utilizing the interest method of accretion over the term of the note. During the third quarter principal and accrued interest of $77,750 and $605, respectively, were fully converted into 43,741,990 shares of common stock resulting in the immediate amortization of the remaining debt discount of $20,282, a $295,729 loss on the change in fair value of the derivative and a $467,591 credit to additional paid in capital.

On June 2, 2016, the Company issued a Convertible Promissory Note in favor of JSJ Investments Inc. The principal amount of the loan was $55,000 (fifty-five thousand dollars), with an original issue discount of $3,000 three thousand dollars), a payment of $2,000 (two thousand dollars) in loan fees and it carried an interest rate of 8% per annum. It becomes due and payable with accrued interest on June 2, 2017. JSJ Investments, Inc. has the option to convert the Note plus accrued interest into common shares of the Company, at any time. The conversion rate will be at a discount of 48% applied to the lowest trading price for ten days prior to the actual date of conversion. The Company cannot prepay any amount outstanding after 180 days. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $167,895 based on the Black Scholes Merton pricing model and a corresponding debt discount of $55,000 to be amortized utilizing the interest method of accretion over the term of the note. During the third quarter principal and accrued interest of $55,000 and $2,395, respectively, were fully converted into 32,463,378 shares of common stock resulting in the immediate amortization of the remaining debt discount of $34,554, a $65,510 loss on the change in fair value of the derivative and a $190,914 credit to additional paid in capital.

On June 14, 2016, the Company issued a Convertible Promissory Note in favor of Black Forest Capital LLC. The principal amount of the loan was $80,000 (eighty thousand dollars), with an original issue discount of $8,000 (eight thousand dollars), a payment of $2,000 (two thousand dollars) for loan fees and it carried an interest rate of 8% per annum. It becomes due and payable with accrued interest on June 14, 2017. Black Forest Capital, LLC. has the option to convert the Note plus accrued interest into common shares of the Company, at any time. The conversion rate will be at a discount of 48% applied to the lowest trading price for ten days prior to the actual date of conversion. The Company cannot prepay any amount outstanding after 180 days. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $228,110 based on the Black Scholes Merton pricing model and a corresponding debt discount of $80,000 to be amortized utilizing the interest method of accretion over the term of the note. During the third quarter principal and accrued interest of $80,000 and $3,254, respectively, were fully converted into 55,208,045 shares of common stock resulting in the immediate amortization of the remaining debt discount of $42,959, a $203,588 loss on the change in fair value of the derivative and a $396,470 credit to additional paid in capital.

On December 28, 2016, the Company issued a Convertible Promissory Note in favor of Crown Bridge Partners, LLC. The principal amount of the loan is $46,000 (forty-six thousand dollars) with an original issue discount of $4,500 (four thousand five hundred dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on December 28, 2017. Crown Bridge Partners, LLC. has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 45% applied to the lowest trading price for fifteen days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 130% interest and 91 days through 180 for a cash payment of the principal plus 150% interest. The Company cannot prepay any amount outstanding after 180. As of February 28, 2017, $752 of the debt discount has been amortized to interest expense.

A summary of outstanding convertible notes as of February 28, 2017, is as follows:

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Amount of Note	Repayments / Conversions	Principal Balance 2/28/2017
Crown Bridge Partners, LLC (1)	2/16/2016	2/16/2017	8%	$ 40,000	$ (40,000)	$ -
Crown Bridge Partners, LLC	4/19/2016	4/19/2017	8%	30,000	(30,000)	-
Adar Bays, LLC	5/9/2016	5/9/2017	8%	30,000	(30,000)	-
Eagle Equities, LLC	5/9/2016	5/9/2017	8%	30,000	(30,000)	-
Auctus Fund, LLC	5/10/2016	2/10/2017	8%	77,750	(77,750)	-
JSJ Investments Inc.	6/2/2016	2/26/2017	8%	55,000	(55,000)	-
Black Forest Capital LLC	6/14/2016	6/14/2017	8%	80,000	(80,000)	-
Crown Bridge Partners, LLC	12/28/2016	12/28/2017	8%	46,000	-	46,000
Total				$ 388,750	$ (342,750)	$ 46,000
(1)	This Note was repaid in full with cash on July 14, 2016.

All other reductions were conversions to common shares

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at May 31, 2015	$-
Increase to derivative due to new issuances	479,374
Derivative (gain) due to mark to market adjustment	(128,331)
Balance at May 31, 2016	351,040
Increase to derivative due to new issuances	434,591
Decrease due to debt settlement	(1,117,070)
Derivative loss due to mark to market adjustment	331,436
Balance at February 28, 2017	$-

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy for the nine months ended February 28, 2017 is as follows:

Inputs	February 28, 2017	Initial Valuation
Stock price	$.0047 - .0325	$.52 – .74
Conversion price	$.002	$.14 – .27
Volatility (annual)	249% - 395%	324% - 335%
Risk-free rate	.51% - .90%	.51% - .52%
Years to maturity	.08 - 1	.76 - 1

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management

8. CORRECTION OF ERRORS

The Company has discovered that there were errors in prior periods regarding revenue, expense and derivative recognition for derivatives related to the embedded conversion features of convertible notes. As a result, the prior periods in these financial statements have been adjusted. On April 6, 2017, the company filed an 8-K referencing the errors.

9. SUBSEQUENT EVENTS

The Company has evaluated all events and transactions that occurred after February 28, 2017 up through the date these financial statements were available for issuance. It has been determined that the following events need to be reported.

On March 20, 2017, the Company authorized and issued a Convertible Promissory Note in favor of Crown Bridge Partners for $114,000

On March 27, 2017, the Company authorized and issued a Convertible Promissory Note in favor of JSJ Investments, Inc. for $125,000.

On April 4, 2017, the Company authorized and issued a Convertible Promissory Note in favor of Auctus Fund, LLC for $145,000.

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

Liquidity and Capital Resources

Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	February 28, 2017	February 29, 2016
	$	$

Net Cash Provided By (Used In) Operating Activities	(256,132)	(12,821)
Net Cash Used by Investing Activities	—	—
Net Cash Provided By (Used In) Financing Activities	141,000	40,000
CASH AT BEGINNING OF PERIOD	115,738	58,137
CASH AT END OF PERIOD	606	85,316

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

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficit of $1,427,971 since inception (November 28, 2012) to the period ended February 28, 2017 and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Sales

The Company had $24,960 in sales for the three months ended February 28, 2017 compared to $246,119 for period ended February 29, 2016. This reduction is due to inability to secure viable and less dilutive financing to effectively finance purchase orders.

Sales for the nine months ended February 28, 2017 is $140,113 compared to $306,419 for the nine months ended February 29, 2016. The reduction is due to less purchase order received from the Company’s distributors during this period.

Operating Expense

The total operating expense for the three months ended February 28, 2017 is $79,558 compared to $10,859 for the three months ended February 29, 2016 and $102,542 compared to the nine months ended February 28, 2017. The increase is due to increase in general and administrative expenses relating to product bagging, packaging and consulting.

The total costs of goods for the nine month period ended February 28, 2017 is $106,200 compared to $266,864 for the same nine month period ending February 29, 2016. The reason for the decrease is due to reduction in sales.

Interest Expenses

Total interest expense and loan fees for the nine months ended February 28, 2017 is $53,001 compared to $1,714 interest on loan during the nine month period ended February 29, 2016.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of February 29, 2017, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

The Company is working toward the introduction of new products including Diapers with wet indicators, wipes and newer version of pull –ups. The company will introduce better pricing including reduced shipping cost to accommodate larger segment of online customers.

The Company continue working on several business development projects to increase sales and generate revenues, including introducing the Company’s private label brands to other broad online market platforms such as Shopify and Amazon prime. The Company will continue to expand both manufacturing and distribution network with quality manufacturers and established distributors to enhance regional and global expansion strategy.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2017.

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

BEMAX INC.

Dated: April 21, 2017	By: /s/ Taiwo Aimasiko
Taiwo Aimasiko, President and
Chief Executive Officer

Dated: April 21, 2017	By: /s/ Taiwo Aimasiko
Taiwo Aimasiko, Chief Financial Officer

