Form 10-K/A
period 2015-05-31
Bemax, Inc.
filed 2017-06-05
CIK 1613895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10K/A

(Amendment No. 3)

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources

Cash Flows

	Fiscal Year	Fiscal Year
	Ended	Ended
	May 31, 2015	May 31, 2014
	$	$
Net Cash Provided By (Used In) Operating Activities	(4,113)	(2,000)
Net Cash Used by Investing Activities	(500)	—
Net Cash Provided By (Used In) Financing Activities	58,750	4,000
CASH AT BEGINNING OF PERIOD	4,000	—
CASH AT END OF PERIOD	$58,137	—

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficit of $24,121 since inception (November 28, 2012) to the period ended May 31, 2015 and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for the Period Ended May 31, 2015

Revenues

Revenues for the year ended May 31, 2015, and May 31, 2014 were $100,000.

Cost of Goods Sold

Total cost of goods sold for the year ended May 31, 2015 and May 31, 2014 were $ 95,000 and $0.00 respectively. The cost of goods sold consist of the purchases of resale items.

Net Loss

For the year ended May 31, 2015 and May 31, 2014 we incurred net losses of $ 21,619 and $2,000 respectively.

Expenses

Our total expenses for the year ended May 31 2015 were $26,619 compared to 2,000 for period ended May 31, 2014. The total expenses consisted of general and administrative expenses.

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

GEORGE STEWART, CPA F-1

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

/S/ George Stewart

Seattle, Washington

August 5, 2015

June 2, 2017

BEMAX INC.
Balance Sheets
(Stated in U.S.Dollars)

	Year Ended	Year Ended
	May 31, 2015	May 31, 2014

ASSETS

Current Assets
Cash and cash equivalents	$58,137	$4,000

Total current assets	58,137	4,000

Fixed Assets
Furniture and Equipment	500	—

Total fixed assets	500	—

TOTAL ASSETS	$58,637	$4,000

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loan from shareholder and related party	17,336	2,502
Accounts payable	2,672	—
Total current liabilities	20,008	2,502

STOCKHOLDERS' EQUITY

Common stock, ($0.0001 par value, 70,000,000 shares
authorized; 5,175,000 shares issued and outstanding at
May 31, 2015 and 4,000,000 at May 31, 2014 respectively	518	400
Additional paid-in capital	62,232	3,600
Deficit accumulated during exploration stage	(24,121)	(2,502)
TOTAL STOCKHOLDERS' EQUITY	38,629	1,498

TOTAL LIABILITITES AND STOCKHOLDERS' EQUITY	$58,637	4,000

See Notes to Financial Statements

BEMAX, INC
Statements of Operations
(Stated in U.S.Dollars)

	Year Ended	Year Ended
	May 31, 2015	May 31, 2014

REVENUES
Revenues	100,000	—

TOTAL REVENUES	$100,000	$—

Cost of good sold
Purchases-resale items	95,000	—

TOTAL COGS	$95,000	$—

Operating costs

General and administrative expenses	26,619	2,000

TOTAL OPERATING COSTS	$26,619	$2,000

NET ORDINARY INCOME (LOSS)	$(21,619)	$(2,000)

BASIC AND DILUTED EARNINGS (LOSS)
PER SHARE	$(0.10)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	5,175,000	4,000,000

See Notes to Financial Statements

BEMAX INC.
Statements of Cash Flows (Stated in U.S. Dollars)

	Year Ended	Year Ended
	May 31, 2015	May 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(21,619)	$(2,000)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Loan from shareholder and related party	14,834	2,000
Accounts payable	2,672	—
Changes in operating assets and liabilities:
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,113)	(2,000)

INVESTING ACTIVITIES
Furniture and equipment	(500)	—
Net cash provided by investing activities	(500)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	58,750	4,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	58,750	4,000

NET INCREASE IN CASH	54,137	4,000
CASH AT BEGINNING OF PERIOD	4,000	—
	58,137

CASH AT END OF PERIOD	$58,137	$4,000
	58,137

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :
Interest	$—	$—

Income Taxes	$—	$—

See Notes to Financial Statements

BEMAX INC.

Statements of Shareholder’s Equity

(Stated in U.S. Dollars)

				Deficit
		Common		Accumulated
	Common	Stock	Additional	During
	Stock	Amount	Paid-in Capital	Development Stage	Total

Stock issued for cash at May 31, 2013	—	$—	$—	$—	$—
Net loss May 31, 2013				(502)	(502)
Balance May 31, 2013	—	—	—	(502)	(502)
Common stock issued for cash on May
16, 2014.4,000,000 shares at a par
value of $0.0001 per share	4,000,000	400	3,600	—	4,000
Net loss May 31, 2014				(2,000)	(2,000)
Balance May 31, 2014	4,000,000	$400	$3,600	$(2,502)	$1,498
Common stock issued for cash between
between October 14 and 24, 2014 at
$0.05 per share	1,175,000	118	58,632		58,750
Net loss May 31, 2015				(21,619)	(21,619)
Balance May 31, 2015	5,175,000	$518	$62,232	$(24,121)	$38,629

See Notes to Financial Statements

BEMAX INC.

Notes to the Financial Statements

May 31, 2015

______________________________________________________________________________

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

2 GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business one year from May 31, 2015. The Company has incurred a loss since inception resulting in an accumulated deficit of $21,619 as of May 31, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering.

BEMAX INC.

Notes to the Financial Statements

May 31, 2015

______________________________________________________________________________

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

BEMAX INC.

Notes to the Financial Statements

May 31, 2015

______________________________________________________________________________

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

BEMAX INC.

Notes to the Financial Statements

May 31, 2015

______________________________________________________________________________

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

BEMAX INC.

Notes to the Financial Statements

May 31, 2015

______________________________________________________________________________

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

BEMAX INC.

Notes to the Financial Statements

May 31, 2015

______________________________________________________________________________

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

The provision for refundable federal income tax consists of the following for the periods ending:

	May 31, 2015	May 31, 2014
Federal income tax benefit attributed to:
Net operating loss	21,619	2, 502
Valuation allowance	(21,619)	(2,502)
Net benefit	—	—
The cumulative tax effect at the expected rate of 34% of significant	May 31, 2015	May 31, 2014
items comprising our net deferred tax amount is as follows:
Deferred tax attributed:
Net operating loss carryover	165,433	851
Less change in valuation allowance	(165,463)	(851)
Net deferred tax asset	—

At May 31, 2015, the Company had an unused net operating loss carry-forward approximating $165,264 that is available to offset future taxable income; the loss carry-forward will start to expire in 2034.

BEMAX INC.

Notes to the Financial Statements

May 31, 2015

______________________________________________________________________________

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

Date: June 2, 2017

/s/ Taiwo Aimasiko

Taiwo Aimasiko

Chief Executive Officer, Chief Financial Officer,

President, Treasurer and Director

