Form 10-K/A
period 2016-05-31
Bemax, Inc.
filed 2017-06-06
CIK 1613895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF TH E SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to August ____

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

 Liquidity and Capital Resources

Cash Flows

	Fiscal Year	Fiscal Year
	Ended	Ended
	May 31, 2016	May 31, 2015
	$	$

Net Cash Provided By (Used In) Operating Activities	(150,153)	(4,113)
Net Cash Used by Investing Activities	—	(500)
Net Cash Provided By (Used In) Financing Activities	207,754	58,750

Through May 31, 2016, the Company’s operations had generated limited revenues.

We currently have minimal cash reserves. To date, the Company has covered operating deficits primarily through loans from the sole director, and third parties loans which if not paid with interest as at when due are convertible to the Company’s common stock. Accordingly, our ability to pursue our plan of operations is contingent on our being able to obtain funding for the development, marketing and commercialization of our products and services. However, as a result of its lack of operating success, the Company may not be able to raise additional funding to cover operating deficits.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficit of $221,417 since inception (November 28, 2012) to the period ended May 31, 2016 and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On September 8, 2015, the Company announced to launch an exclusive private-label of disposable diapers and wipes, called Mother's Hugs and Mother’s Choice, to be sold and distributed through existing Bemax distribution channels of wholesalers and retailers in Europe and emerging African markets as well as to buyers online through Bemax ecommerce website.

On October 15, 2015, the Company announced the launch of its new ecommerce website bemaxinc.com/webstore. Bemax new site provides quick and intuitive access to our private-labels and enhances the quality and availability of our Mother's Choice and Mother's Touch labels to our customers.

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

Results of Operations for the Period Ended May 31, 2016

Revenues

Revenues for the year ended May 31, 2016 totaled $702,171 compared to $100,000 in revenue for the year ended May 31, 2015.

Gross Profit

The company generated gross profit of $225,374 for the period ended May 31, 2016 compared to $5,000 for the period ended May 31, 2015.

Net Loss

For the year ended May 31, 2016 we incurred net loss of $197,296 compared to $21,619 in net loss for the year ended May 31, 2015.

Operating Cost

Our total operating cost for the year ended May 31 2016 were $422,670 compared to $26,619 for the year ended May 31, 2015 which consisted of general and administrative expenses and issuance of convertible debt.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEMAX INC.

FINANCIAL STATEMENT

MAY 31, 2016

CONTENTS

Report of Independent Registered Public Accounting Firm	F1
Balance Sheets	F2
Statements of Operations	F3
Statements of Cash Flows	F4
Statements of Stockholders’ Equity/(Deficit)	F5
Notes to Financial Statements	F6

GEORGE STEWART, CPA

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554 FAX (206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bemax Inc.

I have audited the accompanying balance sheets of Bemax Inc. as of May 31, 2016 and 2015, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended May 31, 2016. Bemax Inc.’s management is responsible for these financial statements. My responsibility is to express an opinion on these financial statements based on my audit.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note # 2 to the financial statements, the Company has had minimal operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note # 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ George Stewart

Seattle, Washington

June 2, 2017

BEMAX INC.
Balance Sheets
(Stated in U.S.Dollars)

	Year Ended	Year Ended
	May 31, 2016	May 31, 2015

ASSETS

Current Assets
Cash and cash equivalents	$115,738	$58,137
Inventory	189,823	—

Total current assets	305,561	58,137

Fixed Assets
Furniture and Equipment	500	500

Total fixed assets	500	500

TOTAL ASSETS	$306,061	$58,637

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Derivative liability	351,041	—
Debt discount	(134,148)	—
Convertible Loans	207,750	—
Accrued interest on convertible loans	1,845	—
Loan from shareholder and related party	38,236	17,336
Accounts payable	—	2,672
Total current liabilities	464,724	20,008

STOCKHOLDERS' EQUITY

Common stock, ($0.0001 par value, 500,000,000 shares
authorized; 258,792,500 shares issued and outstanding at
May 31, 2016 and 5,175,000 at May 31, 2015 respectively	25,879	518
Additional paid-in capital	36,875	62,232
Deficit accumulated during development stage	(221,417)	(24,121)
TOTAL STOCKHOLDERS' EQUITY	(158,663)	38,629

TOTAL LIABILITITES AND STOCKHOLDERS' EQUITY	$306,061	58,637

See Notes to Financial Statements

Statements of Operations
(Stated in U.S.Dollars)

	Year Ended	Year Ended
	May 31, 2016	May 31, 2015

REVENUES
Revenues	573,838	100,000
Change in fair value on derivative liability	128,333
TOTAL REVENUES	$702,171	$100,000

Cost of good sold
Purchases-resale items	476,797	(95,000)

TOTAL COGS	$476,797	$(95,000)

Gross profit	225,374	5,000

Operating costs
Loss on issuance of convertible debt	358,374	—
General and administrative expenses	64,296	26,619

TOTAL OPERATING COSTS	$422,670	$26,619

NET ORDINARY INCOME (LOSS)	$(197,296)	$(21,619)

BASIC AND DILUTED EARNINGS (LOSS)
PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	258,792,500	5.175,000

See Notes to Financial Statements

BEMAX INC.
Statements of Cash Flows (Stated in U.S. Dollars)

	Year Ended	Year Ended
	May 31, 2016	May 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(197,296)	$(21,619)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Inventory	(189,823)	—
Loan from shareholder and related party	20,900	14,834
Accounts payable	(2,672)	2,672
Derivative liability	351,041	—
Debt discount	(134,148)	—
Accrued interest on convertible loans	1,845	—
Changes in operating assets and liabilities:	(150,153)	(4,113)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(150,153)	(4,113)

INVESTING ACTIVITIES
Furniture and equipment	—	(500)
Net cash provided by investing activities	—	(500)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	4	58,750
Loans from convertible promissory notes	207,750	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	207,754	58,750

NET INCREASE IN CASH	57,601	54,137
CASH AT BEGINNING OF PERIOD	58,137	4,000
	115,738

CASH AT END OF PERIOD	$115,738	$58,137
	115,738

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :
Interest	$—	$—

Income Taxes	$—	$—

See Notes to Financial Statements

BEMAX INC.

Statements of Stockholder’s Equity

(Stated in U.S. Dollars)

				Deficit
		Common		Accumulated
	Common	Stock	Additional	During
	Stock	Amount	Paid-in Capital	Development Stage	Total

Stock issued for cash at May 31, 2013	—	$—	$—	$—	$—
Net loss May 31, 2013				(502)	(502)
Balance May 31, 2013	—	—	—	(502)	(502)
Common stock issued for cash on May
16, 2014.4,000,000 shares at a par
value of $0.0001 per share	200,000,000	20,000	62,232	—	82,232
Net loss May 31, 2014				(2,000)	(2,000)
Balance May 31, 2014	200,000,000	$20,000	$62,233	$(2,502)	$79,730
Common stock issued for cash between
between October 14 and 24, 2014 at
$0.05 per share	58,750,000	5,875	(25,357)		(19,482)
Net loss May 31, 2015				(21,619)	(21,619)
Balance May 31, 2015	258,750,000	$25,875	$36,876	$(24,121)	$38,629
On February 24, 2016, Common stock
was issued for services rendered at
par value of $0.0001 per share	42,500	4	—	—	4.00
Net loss May 31, 2016				(197,296)	(197,296)
Balance May 31, 2016	258,792,500	25,879	36,876	(221,417)	(158,663)

See Notes to Financial Statements

BEMAX INC. Notes to the Financial Statements May 31, 2016 (Unaudited)

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

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business one year from May 31, 2016. The Company has incurred a loss since inception resulting in an accumulated deficit of $221,417 as of May 31, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or the existing cash on hand, loans from directors and/or private placement of common stock. Obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with personal cash, outside loans, or equity issuances.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates

BEMAX INC.

Notes to the financial Statements

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

7. CONVERTIBLE LOANS

On February 16, 2016, the Company issued a Convertible Promissory Note in favor of Crown Bridge Partners, LLC. The principal amount of the loan is $40,000 (forty thousand dollars) with an original issue discount of $4,000 (four thousand dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on February 16, 2017. Crown Bridge Partners LLC. has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 48% of the lowest price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 130% interest and 91 days through 180 for a cash payment of the principal plus 150% interest. The Company cannot prepay any amount outstanding after 180 days. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $134,892 based on the Black Scholes Merton pricing model and a corresponding debt discount of $40,000 to be amortized utilizing the interest method of accretion over the term of the note. On July 14, 2016, the Company repaid the $40,000 of principle, $1,307 of accrued interest and a $20,965 early payment penalty. The Company fair valued the derivative on July 14, 2016 at $71,192 resulting in a gain on the change in the fair value for the six months of $17,664. As a result of repayment of the note the Company recognized the remaining debt discount of $28,493 and a $71,192 gain on settlement of debt.

 On April 19, 2016, the Company issued a Convertible Promissory Note in favor of Crown Bridge Partners, LLC. The principal amount of the loan is $30,000 (forty thousand dollars) with an original issue discount of $3,500 (three thousand five hundred dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on April 19, 2017. Crown Bridge Partners LLC. has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 48% of the lowest price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 130% interest and 91 days through 180 for a cash payment of the principal plus 150% interest. The Company cannot prepay any amount outstanding after 180 days.

The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $124,890 based on the Black Scholes Merton pricing model and a corresponding debt discount of $30,000 to be amortized utilizing the interest method of accretion over the term of the note. On November 1, 2016, $4,004 of principal was converted into 154,000 shares of common stock. Due to the conversion within the terms of the agreement, no gain or loss was recognized. At the time of conversion, the Company fair valued the derivative at $91,172 resulting in a loss on the change in the fair of $52,011. As of November 30, 2016, the Company again fair valued the derivative at $36,845 resulting in a gain on the change in the fair value for the six months of $88,045. In addition, $18,175 of the debt discount has been amortized to interest expense.

On May 9, 2016, the Company issued a Convertible Redeemable Note in favor of Adar Bays, LLC. The principal amount of the loan is $30,000 (forty thousand dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on May 9, 2017. Eagle Equities LLC. Has the option to convert the Note plus accrued interest into common shares of the Company, at any time. The conversion rate will be at a discount of 52% of the lowest price for fifteen days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 130% interest and 91 days through 180 for a cash payment of the principal plus 150% interest. The Company cannot prepay any amount outstanding after 180 days. The Company recorded the derivative liability at its fair value of $108,800 based on the Black Scholes Merton pricing model and a corresponding debt discount of $30,000 to be amortized utilizing the interest method of accretion over the term of the note. On November 28, 2016, $3,000 of principle was converted into 229,850 shares of common stock. Due to the conversion within the terms of the agreement, no gain or loss was recognized. At the time of conversion, the Company fair valued the derivative at $40,273 resulting in a gain on the change in the fair of $8,331. As of November 30, 2016, the Company again fair valued the derivative at $38,092 resulting in a gain on the change in the fair value for the six months of $70,708. In addition, $16,841 of the debt discount has been amortized to interest expense.

On May 9, 2016, the Company issued a Convertible Redeemable Note in favor of Eagle Equities, LLC. The principal amount of the loan is $30,000 (forty thousand dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on May 9, 2017. Eagle Equities LLC. has the option to convert the Note plus accrued interest into common shares of the Company, at any time. The conversion rate will be at a discount of 52% of the lowest price for fifteen days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 130% interest and 91 days through 180 for a cash payment of the principal plus 150% interest. The Company cannot prepay any amount outstanding after 180 days. The Company recorded the derivative liability at its fair value of $108,800 based on the Black Scholes Merton pricing model and a corresponding debt discount of $30,000 to be amortized utilizing the interest method of accretion over the term of the note. As of November 30, 2016, the Company fair valued the derivative at $42,358 resulting in a gain on the change in the fair value for the six months of $66,442. In addition, $16,849 of the debt discount has been amortized to interest expense.

On May 10, 2016, the Company issued a Convertible Promissory Note in favor of Auctus Fund, LLC. The principal amount of the loan is $77,750 (seventy-seven thousand, seven hundred and fifty dollars) with an original issue discount of $6,750 (six thousand, seven hundred and fifty dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on May 10, 2017. Auctus Fund LLC. has the option to convert the Note plus accrued interest into common shares of the Company, at any time. The conversion rate will be at a discount of 52% of the lowest price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 135% interest and 91 days through 120 for a cash payment of the principal plus 140% interest. From 121 through 150 days, pre-paying the principal plus accrued interest plus 145% interest and day 151 through 180 days plus interest of 150%. The Company cannot prepay any amount outstanding after 180 days. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $261,774 based on the Black Scholes Merton pricing model and a corresponding debt discount of $77,750 to be amortized utilizing the interest method of accretion over the term of the note. As of November 30, 2016, the Company fair valued the derivative at $99,176 resulting in a gain on the change in the fair value for the six months of $162,598. In addition, $57,468 of the debt discount has been amortized to interest expense.

On June 2, 2016, the Company issued a Convertible Promissory Note in favor of JSJ Investments Inc. The principlal amount of the loan is $55,000 (fifty-five thousand dollars) with an original issue discount of $3,000 three thousand dollars) a payment of $2,000 (two thousand dollars) for the Note itself and it carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on June 2, 2017. JSJ Investments, Inc. has the option to convert the Note plus accrued interest into common shares of the Company, at any time. The conversion rate will be at a discount of 52% of the lowest price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 135% interest and 91 days through 120 for a cash payment of the principal plus 140% interest. From 121 through 150 days, pre-paying the principal plus accrued interest plus 145% interest and day 151 through 180 days plus interest of 150%. The Company cannot prepay any amount outstanding after 180 days. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $167,895 based on the Black Scholes Merton pricing model and a corresponding debt discount of $55,000 to be amortized utilizing the interest method of accretion over the term of the note. As of November 30, 2016, the Company fair valued the derivative at $71,255 resulting in a gain on the change in the fair value for the six months of $96,640. In addition, $20,446 of the debt discount has been amortized to interest expense.

On June 14, 2016, the Company issued a Convertible Promissory Note in favor of Black Forest Capital LLC. The principalamount of the loan is $80,000 (eighty thousand dollars) with an original issue discount of $8,000 (eight thousand dollars) a payment of $2,000 (two thousand dollars) for the Note itself and it carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on June 14, 2017. Black Forest Capital, LLC. has the option to convert the Note plus accrued interest into common shares of the Company, at any time. The conversion rate will be at a discount of 52% of the lowest price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 135% interest and 91 days through 120 for a cash payment of the principal plus 140% interest. From 121 through 150 days, pre-paying the principal plus accrued interest plus 145% interest and day 151 through 180 days plus interest of 150%. The Company cannot prepay any amount outstanding after 180 days. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $228,110 based on the Black Scholes Merton pricing model and a corresponding debt discount of $80,000 to be amortized utilizing the interest method of accretion over the term of the note. As of November 30, 2016, the Company fair valued the derivative at $113,985 resulting in a gain on the change in the fair value for the six months of $114,125. In addition, $37,041 of the debt discount has been amortized to interest expense.

A summary of outstanding convertible notes as of November 30, 2016, is as follows:

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Amount of Note	Repayments / Conversions	Principal Balance 11/30/2016
Crown Bridge Partners, LLC (1)	2/16/2016	2/16/2017	8%	$ 40,000	$ (40,000)	$ -
Crown Bridge Partners, LLC (2)	4/19/2016	4/19/2017	8%	30,000	(4,004)	25,996
Adar Bays, LLC (2)	5/9/2016	5/9/2017	8%	30,000	(3,000)	27,000
Eagle Equities, LLC	5/9/2016	5/9/2017	8%	30,000	-	30,000
Auctus Fund, LLC	5/10/2016	2/10/2017	8%	77,750	-	77,750
JSJ Investments Inc.	6/2/2016	2/26/2017	8%	55,000	-	55,000
Black Forest Capital LLC	6/14/2016	6/14/2017	8%	80,000	-	80,000
Total				$ 342,750	$ (47,004)	$ 295,746
(1)	This Note was repaid in full with cash on July 14, 2016.
(2)	Reductions are conversions to stock.

A summary of outstanding convertible notes as of November 30, 2016, is as follows:

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Amount of Note	Debt Discount	Net Principal Balance 11/30/2016
Crown Bridge Partners, LLC (1)	2/16/2016	2/16/2017	8%	$ 40,000	$ (40,000)	$ -
Crown Bridge Partners, LLC	4/19/2016	4/19/2017	8%	25,996	(7,821)	18,175
Adar Bays, LLC	5/9/2016	5/9/2017	8%	27,000	(10,159)	16,841
Eagle Equities, LLC	5/9/2016	5/9/2017	8%	30,000	(13,151)	16,849
Auctus Fund, LLC	5/10/2016	2/10/2017	8%	77,750	(20,282)	57,468
JSJ Investments Inc.	6/2/2016	2/26/2017	8%	55,000	(34,554)	20,446
Black Forest Capital LLC	6/14/2016	6/14/2017	8%	80,000	(42,959)	37,041
Total				$ 335,746	$ (168,926)	$ 166,820

(1)	This Note was repaid in full on July 14, 2016.

 A summary of the activity of the derivative liability for the notes above is as follows:

Balance at May 31, 2016	$510,596
Increase to derivative due to new issuances	396,005
Decrease due to debt settlement	(71,192)
Derivative (gain) due to mark to market adjustment	(433,697)
Balance at November 30, 2016	$401,712

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

In fact, this wasn’t correct, but an “Accounts Receivable” was set up for that amount and reduced by the $100,000.

Then on September 18, 2015, again a single sale of $35,100 was then erroneously recorded as part of the original $507,722 sale and the “Accounts Receivable” was reduced by $35,100 leaving a balance of $372,622.

These errors were discovered during the compilation of these financial statements for the period ending November 30, 2016, and corrected. Therefore there is no longer an “Accounts Receivable” and the above mentioned $135,100 has been recorded as sales income for the previous periods ended February 2015 and November 2015. The following table summarizes the changes as of May 31, 2016:

	As Previously Reported	Adjustment	As Restated

Accounts Receivable	$372,622	($372,622)	$ -
Accounts Payable	$319,795	($319,070)	$ 725
Deferred Revenue	$507,722	($507,722)	$ -
Accumulated Deficit	($649,241)	$454,170	($ 195,071)

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

On March 20, 2017, the Company authorized and issued a Convertible Promissory Note in favor of Crown Bridge Partners for $114,000

On March 27, 2017, the Company authorized and issued a Convertible Promissory Note in favor of JSJ Investments, Inc. for $125,000.

On April 4, 2017, the Company authorized and issued a Convertible Promissory Note in favor of Auctus Fund, LLC for $145,000.

On May 18, 2017, Bemax Inc. (the "Company") filed a Certificate of Amendment with the Nevada Secretary of State (the "Nevada SOS") whereby it amended its Articles of Incorporation by increasing the Company's authorized number of shares of common stock from 500,000,000 million to 850,000,000 million.

As of June 2, 2017, there are 850,000,000 shares authorized. 301,640,836 have been issued and are outstanding

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

	YEAR END
	May 31, 2016	May 31, 2015
Audit Fees	$4,000	$3,000
Audit Related Fees	$9,900	$6,000
Tax Fees	—	—
All Other Fees	—	—
Total	$13,900	$9,000

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

Exhibit Exhibit

Number Description

10.1 Supplier Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K/A filed with the Commission on July 14, 2016).

10.2 Convertible Promissory Note dated June 14, 2016 issued to Black Forest Capital (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K/A filed with the Commission on July 14, 2016).

10.3 Convertible Promissory Note dated June 1, 2016 issued to JSJ Investments Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K/A filed with the Commission on July 14, 2016).

10.4 Convertible Promissory Note dated May 10, 2016 issued to Auctus Fund, LLC. (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K/A filed with the Commission on July 14, 2016).

10.5 Convertible Promissory Note dated May 9, 2016 issued to Eagle Equities, LLC. (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K/A filed with the Commission on July 14, 2016).

10.6 Convertible Promissory Note dated May 9, 2016 issued to Adar Bays, LLC. (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K/A filed with the Commission on July 14, 2016).

10.7 Convertible Promissory Note dated April 19, 2016 issued to Crown Bridge Partners (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K/A filed with the Commission on July 14, 2016).

10.8 Convertible Promissory Note dated February 16, 2016 issued to Crown Bridge Partners (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K/A filed with the Commission on July 14, 2016).

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

