Form 10-K/A
period 2016-05-31
Bemax, Inc.
filed 2017-06-09
CIK 1613895

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

See Notes to Financial Statements

F-2

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

November 30, 2016

(Unaudited)

Foreign Company Translation

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

The Company's derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For bifurcated embedded derivative features that are accounted for as derivative

BEMAX INC.

Notes to the Financial Statements

November 30, 2016

(Unaudited)

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

The provision for refundable federal income tax consists of the following for the periods ending:

May 31, 2016
Federal income tax benefit attributed to:
Net operating loss	221,417
Valuation allowance	(221,417)
Net benefit	-

The cumulative tax effect at the expected rate of 34% of significant	May 31, 2016	May 31, 2015
items comprising our net deferred tax amount is as follows:
Deferred tax attributed:
Net operating loss carryover	221,417	165,264
Less change in valuation allowance	(221,417)	(165,264)
Net deferred tax asset	-

8.CONVERTIBLE LOANS

On February 16, 2016, the Company issued a Convertible Promissory Note in favor of Crown Bridge Partners, LLC. The principal amount of the loan is $40,000 (forty thousand dollars) with an original issue discount of $4,000 (four thousand dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on February 16, 2017. Crown Bridge Partners LLC. has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 48% of the lowest price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 130% interest and 91 days through 180 for a cash payment of the principal plus 150% interest. The Company cannot prepay any amount outstanding after 180 days. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $134,892 based on the Black Scholes Merton pricing model and a corresponding debt discount of $40,000 to be amortized utilizing the interest method of accretion over the term of the note. As of May 31, 2016, the Company fair valued the derivative at $88,836 resulting in a gain on the change in the fair value of $13,003. In addition, $11,507 of the debt discount has been amortized to interest expense.

On April 19, 2016, the Company issued a Convertible Promissory Note in favor of Crown Bridge Partners, LLC. The principle amount of the loan is $30,000 (thirty thousand dollars) with an original issue discount of $3,500 (three thousand five hundred dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on April 19, 2017. Crown Bridge Partners LLC., has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 48% of the lowest price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 130% interest and 91 days through 180 for a cash payment of the principal plus 150% interest. The Company cannot prepay any amount outstanding after 180 days. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $124,890 based on the Black Scholes Merton pricing model and a corresponding debt discount of $30,000 to be amortized utilizing the interest method of accretion over the term of the note. As of May 31, 2016, the Company fair valued the derivative at $70,719 resulting in a gain on the change in the fair value of $54,171. In addition, $3,452 of the debt discount has been amortized to interest expense.

On May 9, 2016, the Company issued a Convertible Redeemable Note in favor of Adar Bays, LLC. The principal amount of the loan is $30,000 (thirty thousand dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on May 9, 2017 Eagle Equities LLC. Has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 48% of the lowest price for fifteen days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 130% interest and 91 days through 180 for a cash payment of the principal plus 150% interest. The Company cannot prepay any amount outstanding after 180 days. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $108,800 based on the Black Scholes Merton pricing model and a corresponding debt discount of $30,000 to be amortized utilizing the interest method of accretion over the term of the note. As of May 31, 2016, the Company fair valued the derivative at $84,716 resulting in a gain on the change in the fair value of $24,085. In addition, $1,808 of the debt discount has been amortized to interest expense.

On May 9, 2016, the Company issued a Convertible Redeemable Note in favor of Eagle Equities, LLC. The principal amount of the loan is $30,000 (thirty thousand dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on May 9, 2017. Eagle Equities LLC. has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 48% of the lowest price for fifteen days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 130% interest and 91 days through 180 for a cash payment of the principal plus 150% interest. The Company cannot prepay any amount outstanding after 180 days. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $108,800 based on the Black Scholes Merton pricing model and a corresponding debt discount of $30,000 to be amortized utilizing the interest method of accretion over the term of the note. As of May 31, 2016, the Company fair valued the derivative at $84,716 resulting in a gain on the change in the fair value of $24,085. In addition, $1,808 of the debt discount has been amortized to interest expense.

On May 10, 2016, the Company issued a Convertible Promissory Note in favor of Auctus Fund, LLC. The principal amount of the loan is $77,750 (seventy-seven thousand, seven hundred and fifty dollars) with an original issue discount of $6,750 (six thousand, seven hundred and fifty dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on May 10, 2017. Auctus Fund LLC. has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 48% of the lowest average price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 135% interest and 91 days through 120 for a cash payment of the principal plus 140% interest. From 121 through 150 days, prepaying the principle plus accrued interest plus 145% interest and day 151 through 180 days plus interest of 150%. The Company cannot prepay any amount outstanding after 180 days. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $261,774 based on the Black Scholes Merton pricing model and a corresponding debt discount of $77,750 to be amortized utilizing the interest method of accretion over the term of the note. As of May 31, 2016, the Company fair valued the derivative at $181,611 resulting in a gain on the change in the fair value of $80,164. In addition, $5,916 of the debt discount has been amortized to interest expense.

A summary of outstanding convertible notes as of May 31, 2016, is as follows:

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Principal Balance 5/31/2016
Crown Bridge Partners, LLC	2/16/2016	2/16/2017	8%	$ 40,000
Crown Bridge Partners, LLC	4/19/2016	4/19/2017	8%	30,000
Adar Bays, LLC	5/9/2016	5/9/2017	8%	30,000
Eagle Equities, LLC	5/9/2016	5/9/2017	8%	30,000
Auctuc Fund, LLC	5/10/2016	2/10/2017	8%	77,750
Total				$ 207,750

A summary of the activity of the debt discount as of May 31, 2016 is as follows:

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Amount of Note	Debt Discount	Net Principal Balance 5/31/2016
Crown Bridge Partners, LLC	2/16/2016	2/16/2017	8%	$ 40,000	$ (28,493)	$ 11,507
Crown Bridge Partners, LLC	4/19/2016	4/19/2017	8%	30,000	(26,548)	3,452
Adar Bays, LLC	5/9/2016	5/9/2017	8%	30,000	(28,192)	1,808
Eagle Equities, LLC	5/9/2016	5/9/2017	8%	30,000	(28,192)	1,808
Auctuc Fund, LLC	5/10/2016	2/10/2017	8%	77,750	(71,834)	5,916
Total				$ 207,750	$ (183,259)	$ 24,491

A summary of the activity of the derivative liability for the year ended May 31, 2016 is as follows:

Balance at May 31, 2015	$-
Increase to derivative due to new issuances	739,157
Derivative (gain) due to mark to market adjustment	(228,561)
Balance at May 31, 2016	$510,596

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

As of June 2, 2017, there are 850,000,000 shares authorized. 301,640,836 have been issued and are outstanding.

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

Date: June 9, 2017

/s/ Taiwo Aimasiko

Taiwo Aimasiko

Chief Executive Officer, Chief Financial Officer,

President, Treasurer and Director

