Form 10-Q/A
period 2016-08-31
Bemax, Inc.
filed 2017-07-12
CIK 1613895

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

2

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

BEMAX INC.

(A Development Stage Company)

Financial Statements

(Expressed in US dollars)

August 31, 2016 and August 31, 2015

(Unaudited)

BEMAX INC.

(A Development Stage Company)

Balance Sheets (Stated in U.S. Dollars)

August 31, 2016 and May 31, 2016

	Three Months Ended	Year Ended
	August 31, 2016	May 31, 2016

ASSETS

Current Assets
Cash and cash equivalents	$115,730	$115,738
Inventory	204,943	189,823

Total current assets	320,673	305,561

Fixed Assets
Furniture and Equipment	500	500

Total fixed assets	500	500

TOTAL ASSETS	$321,173	$306,061

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Derivative liability	410,269	351,041
Debt discount	(188,895)	(134,148)
Convertible Loans	302,750	207,750
Accrued interest on convertible loans	6,783	1,845
Loan from shareholder and related party	42,736	38,236
Total current liabilities	573,643	464,724

STOCKHOLDERS' EQUITY

Common stock, ($0.0001 par value, 500,000,000 shares
authorized; 258,792,500 shares issued and outstanding at
August 31, 2016 and May 31, 2016 respectively	25,879	25,879
Additional paid-in capital	36,876	36,876
Deficit accumulated during development stage	(315,225)	(221,418)
TOTAL STOCKHOLDERS' EQUITY	(252,470)	(158,663)

TOTAL LIABILITITES AND STOCKHOLDERS' EQUITY	$321,173	$306,061

See Notes to the Financial Statements

BEMAX INC.

Statement of Operations

(Stated in U.S. Dollars)

(Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2016	August 31, 2015

REVENUES
Revenues	92,122	—
Change in fair value on derivative liability	336,777
TOTAL REVENUES	$428,899	$—

Cost of good sold
Purchases-resale items	110,000	—

TOTAL COGS	$110,000	$—

Gross profit	318,019	—

Operating costs		—
Loss on issuance of convertible debt	272,005
General and administrative expenses	139,822	10,113

TOTAL OPERATING COSTS	$411,827	$10,113

NET ORDINARY INCOME (LOSS)	$(93,808)	$(10,113)

BASIC AND DILUTED EARNINGS (LOSS)
PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	258,792,500	258,750,000

See Notes to the Financial Statements

BEMAX INC.

Statement of Cash Flows

(Stated in U.S. Dollars)

For the Three Months Ended August 31, 2016 and August 31, 2015

(Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2016	August 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(93,808)	$(10,113)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Inventory	(15,120)	—
Derivative liability	59,228	—
Debt discount	(54,747)	—
Loan from shareholder and related party	4,500	7,400
Accounts payable	—	2,200
Accrued interest on convertible loans	4,938	—
Convertible loans	95,000	—
Changes in operating assets and liabilities:	93,800	(513)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(8)	(513)

INVESTING ACTIVITIES
Furniture and equipment	—	—
Net cash provided by investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	—	—
Loans from convertible promissory notes	(8)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	(8)	(513)

NET INCREASE IN CASH	(8)	(513)
CASH AT BEGINNING OF PERIOD	115,738	58,137
	115,730	58,137

CASH AT END OF PERIOD	$115,730	$57,624
	115,730

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :
Interest	$—	$—

Income Taxes	$—	$—

See Notes to the Financial Statements

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

2 GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business one year from May 31, 2016. The Company has incurred a loss since inception resulting in an accumulated deficit of $315,225 of August 31, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or the existing cash on hand, loans from directors and/or private placement of common stock. Obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with cash on hand, loans from directors and /or private placement of common stock.

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

August 31, 2016

(Unaudited)

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

BEMAX INC.

Notes to the Financial Statements

August 31, 2016

(Unaudited)

the safe-harbor provisions of FASB ASC 718. The Company estimated its expected volatility by taking the average volatility determined for a peer group of similar publicly-traded companies.

Income Taxes

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At August 31, 2016, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

As of August 31, 2016, there are loans from the majority shareholder and related party totalling $38,236.These loans were made in order to assist in meeting general and administrative expenses. These advances are unsecured, due on demand and carry no interest or collateral.

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

August 31, 2016

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

NOTE 7 CONVERTIBLE LOANS

On February 16, 2016, the Company issued a Convertible Promissory Note in favor of Crown Bridge Partners, LLC. The principle amount of the loan is $40,000 (forty thousand dollars) with an original issue discount of $4,000 (four thousand dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on February 16, 2017. Crown Bridge Partners LLC. has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 48% of the lowest price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 130% interest and 91 days through 180 for a cash payment of the principal plus 150% interest. The Company cannot prepay any amount outstanding after 180 days. The Company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $134,892 based on the Black Scholes Merton pricing model and a corresponding debt discount of $40,000 to be amortized utilizing the interest method of accretion over the term of the note. On July 14, 2016, the Company repaid the $40,000 of principle, $1,307 of accrued interest and a $20,965 early payment penalty. The Company fair valued the derivative on July 14, 2016 at $71,192 resulting in a gain on the change in the fair value of $17,664. As a result of repayment of the note the Company recognized the remaining debt discount of $28,493 and a $71,192 gain on settlement of debt.

On April 19, 2016, the Company issued a Convertible Promissory Note in favor of Crown Bridge Partners, LLC. The principal amount of the loan is $30,000 (forty thousand dollars) with an original issue discount of $3,500 (three thousand five hundred dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on April 19, 2017. Crown Bridge Partners L.L.C., has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 48% of the lowest price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 130% interest and 91 days through 180 for a cash payment of the principal plus 150% interest. The Company cannot prepay any amount outstanding after 180 days. The Company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $124,890 based on the Black Scholes Merton pricing model and a corresponding debt discount of $30,000 to be amortized utilizing the interest method of accretion over the term of the note. As of August 31, 2016, the Company fair valued the derivative at $39,161 resulting in a gain on the change in the fair value for the three months of $85,729. In addition, $11,014 of the debt discount has been amortized to interest expense.

BEMAX INC.

Notes to the Financial Statements

August 31, 2016

(Unaudited)

On May 9, 2016, the Company issued a Convertible Redeemable Note in favor of Adar Bays, LLC. The principal amount of the loan is $30,000 (forty thousand dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on May 9, 2017. Eagle Equities LLC. Has the option to convert the Note plus accrued interest into common shares of the Company, at any time. The conversion rate will be at a discount of 52% of the lowest price for fifteen days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 130% interest and 91 days through 180 for a cash payment of the principal plus 150% interest. The Company cannot prepay any amount outstanding after 180 days. The Company recorded the derivative liability at its fair value of $108,800 based on the Black Scholes Merton pricing model and a corresponding debt discount of $30,000 to be amortized utilizing the interest method of accretion over the term of the note. As of August 31, 2016, the Company fair valued the derivative at $48,604 resulting in a gain on the change in the fair value or the three months of $60,196. In addition, $9,370 of the debt discount has been amortized to interest expense.

On May 9, 2016, the Company issued a Convertible Redeemable Note in favor of Eagle Equities, LLC. The principle amount of the loan is $30,000 (forty thousand dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on May 9, 2017. Eagle Equities LLC. has the option to convert the Note plus accrued interest into common shares of the Company, at any time. The conversion rate will be at a discount of 52% of the lowest price for fifteen days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 130% interest and 91 days through 180 for a cash payment of the principal plus 150% interest. The Company cannot prepay any amount outstanding after 180 days. The Company recorded the derivative liability at its fair value of $108,800 based on the Black Scholes Merton pricing model and a corresponding debt discount of $30,000 to be amortized utilizing the interest method of accretion over the term of the note. As of August 31, 2016, the Company fair valued the derivative at $48,604 resulting in a gain on the change in the fair value for the three months of $60,196. In addition, $9,370 of the debt discount has been amortized to interest expense.

On May 10, 2016, the Company issued a Convertible Promissory Note in favor of Auctus Fund, LLC. The principle amount of the loan is $77,750 (seventy-seven thousand, seven hundred and fifty dollars) with an original issue discount of $6,750 (six thousand, seven hundred and fifty dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on May 10, 2017. Auctus Fund LLC. has the option to convert the Note plus accrued interest into common shares of the Company, at any time. The conversion rate will be at a discount of 52% of the lowest price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 135% interest and 91 days through 120 for a cash payment of the principal plus 140% interest. Day 121 through 150, prepaying the principle plus accrued interest plus 145% interest and day 151 through 180 days plus interest of 150%. The Company cannot prepay any amount outstanding after 180 days. The Company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $261,774 based on the Black Scholes Merton pricing model and a corresponding debt discount of $77,750 to be amortized utilizing the interest method of accretion over the term of the note. As of August 31, 2016, the Company fair valued the derivative at $96,745 resulting in a gain on the change in the fair value of $165,029. In addition, $31,833 of the debt discount has been amortized to interest expense.

On June 2, 2016, the Company issued a Convertible Promissory Note in favor of JSJ Investments Inc. The principal amount of the loan is $55,000 (fifty-five thousand dollars) with an original issue discount of $3,000 three thousand dollars) a payment of $2,000 (two thousand dollars) for the Note itself and it carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on June 2, 2017. JSJ Investments, Inc. has the option to convert the Note plus accrued interest into common shares of the Company, at any time. The conversion rate will be at a discount of 52% of the lowest price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 135% interest and 91 days through 120 for a

BEMAX INC.

Notes to the Financial Statements

August 31, 2016

(Unaudited)

cash payment of the principal plus 140% interest. Day 121 through 150 prepaying the principle plus accrued interest plus 145% interest and day 151 through 180 days plus interest of 150%. The Company cannot prepay any amount outstanding after 180 days. The Company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $167,895 based on the Black Scholes Merton pricing model and a corresponding debt discount of $55,000 to be amortized utilizing the interest method of accretion over the term of the note. As of August 31, 2016, the Company fair valued the derivative at $83,440 resulting in a gain on the change in the fair value of $84,455. In addition, $18,401 of the debt discount has been amortized to interest expense.

On June 14, 2016, the Company issued a Convertible Promissory Note in favor of Black Forest Capital LLC. The principal amount of the loan is $80,000 (eighty thousand dollars) with an original issue discount of $8,000 (eight thousand dollars) a payment of $2,000 (two thousand dollars) for the Note itself and it carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on June 14, 2017. Black Forest Capital, LLC. has the option to convert the Note plus accrued interest into common shares of the Company, at any time. The conversion rate will be at a discount of 52% of the lowest price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 135% interest and 91 days through 120 for a cash payment of the principal plus 140% interest. Day 121 through 150 days, prepaying the principle plus accrued interest plus 145% interest and day 151 through 180 days plus interest of 150%. The Company cannot prepay any amount outstanding after 180 days. The Company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $228,110 based on the Black Scholes Merton pricing model and a corresponding debt discount of $80,000 to be amortized utilizing the interest method of accretion over the term of the note. As of August 31, 2016, the Company fair valued the derivative at $132,876 resulting in a gain on the change in the fair value of $95,233. In addition, $17,096 of the debt discount has been amortized to interest expense.

A summary of outstanding convertible notes as of August 31, 2016, is as follows:

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Amount of Note	Repayments / Conversions	Principal Balance 8/31/2016
Crown Bridge Partners, LLC (1)	2/16/2016	2/16/2017	8%	$ 40,000	$ (40,000)	$ -
Crown Bridge Partners, LLC	4/19/2016	4/19/2017	8%	30,000	-	30,000
Adar Bays, LLC	5/9/2016	5/9/2017	8%	30,000	-	30,000
Eagle Equities, LLC	5/9/2016	5/9/2017	8%	30,000	-	30,000
Auctus Fund, LLC	5/10/2016	2/10/2017	8%	77,750	-	77,750
JSJ Investments Inc.	6/2/2016	2/26/2017	8%	55,000	-	55,000
Black Forest Capital LLC	6/14/2016	6/14/2017	8%	80,000	-	80,000
Total				$ 302,750	$ (40,000)	$ 262,750
(1)	This Note was repaid in full with cash on July 14, 2016

BEMAX INC.

Notes to the Financial Statements

August 31, 2016

(Unaudited)

A summary of the activity of the debt discount as of August 31, 2016 is as follows:

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Amount of Note	Debt Discount	Net Principal Balance 8/31/2016
Crown Bridge Partners, LLC (1)	2/16/2016	2/16/2017	8%	$40,000	$(40,000)	$—
Crown Bridge Partners, LLC	4/19/2016	4/19/2017	8%	30,000	(18,986)	11,014
Adar Bays, LLC	5/9/2016	5/9/2017	8%	30,000	(20,630)	9,370
Eagle Equities, LLC	5/9/2016	5/9/2017	8%	30,000	(20,630)	9,370
Auctus Fund, LLC	5/10/2016	2/10/2017	8%	77,750	(45,917)	31,833
JSJ Investments Inc.	6/2/2016	2/26/2017	8%	55,000	(36,599)	18,401
Black Forest Capital LLC	6/14/2016	6/14/2017	8%	80,000	(62,904)	17,096
Total				$342,750	$(245,666)	$97,084

A summary of the activity of the derivative liability is as follows:

Balance at May 31, 2016	$510,596
Increase to derivative due to new issuances	396,005
Decrease due to debt settlement	(71,192)
Derivative (gain) due to mark to market adjustment	(385,977)
Balance at August 31, 2016	$449,432

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

Liquidity and Capital Resources

Cash Flows

	Three Months	Three Months
	Ended	Ended
	August 31, 2016	August 31, 2015
	$	$

Net Cash Provided By (Used In) Operating Activities	(8.00)	(513)
Net Cash Used by Investing Activities	—	—
Net Cash Provided By (Used In) Financing Activities	(8.00)	(513)
CASH AT BEGINNING OF PERIOD	58,137	4,000
CASH AT END OF PERIOD	115,730	57,624

Through May 31, 2016, the Company’s operations has increased compared to same period of last year with $92,122 in revenues.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficit of $315,225 since inception (November 28, 2012) to the period ended August 31, 2016 and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations for the Period Ended August 31, 2016

Revenue

Revenue for the period ended August 31, 2016, and August 31, 2015 were $92,122 and $0 respectively.

Accounts payable for the period ended August 31, 2016 is $0 compared to $2,200 for same period ended August 31, 2015.

Net Income (Loss)

For the period ended August 31, 2016, the Company generate net income loss of $93,808 and incurred net losses of $10,113 for same period ended August 31, 2015.

Expenses

Our total expenses for the period ended August 31, 2016 were $139,822 which consisted of general and administrative expenses compared to $10,113 of same period ended August 31, 2015.

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

BEMAX INC.

Dated: July 10, 2017	By: /s/ Taiwo Aimasiko
________________________________
Taiwo Aimasiko, President and
Chief Executive Officer

Dated: July 10, 2017	By: /s/ Taiwo Aimasiko
_________________________________
Taiwo Aimasiko, Chief Financial Office

