Form 10-Q/A
period 2016-11-30
Bemax, Inc.
filed 2017-07-12
CIK 1613895

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
Item 3. Quantitative and Qualitative Disclosure about Market Risk
Item 4. Controls and Procedures
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings:	11
Item 2.	Unregistered Sales Of Equity Securities	11
Item 3.	Default Upon Senior Securities	11
Item 4.	Mining Safety Procedures	11
Item 5.	Other Information:	11
Item 6.	Signature	14

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

BEMAX INC.

Financial Statements

(Expressed in US dollars)

(Unaudited)

BEMAX INC.

Balance Sheets (Stated in U.S. Dollars)

November 30, 2016 and May 31, 2016

	November 30, 2016	May 31, 2016

ASSETS

Current Assets
Cash and cash equivalents	$14,454	$115,738
Inventory	321,828	189,823

Total current assets	336,282	305,561

Fixed Assets
Furniture and Equipment	500	500

Total fixed assets	500	500

TOTAL ASSETS	$336,782	$306,061

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Derivative liability	401,710	351,041
Debt discount	(133,280)	(134,148)
Convertible Loans	$295,746	$207,750
Accrued interest on convertible loans	9,600	1,845
Loan from shareholder and related party	47,236	38,236
Accounts payable	—	—
Total current liabilities	621,012	464,724

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, ($0.0001 par value, 500,000,000 shares
authorized; 259,196,500 shares issued and outstanding at
November 30, 2016 and 258,792,500 as of May 31, 2016	25,949	25,879
Additional paid-in capital	47,072	36,876
Accumulated deficit	(357,251)	(221,418)
TOTAL STOCKHOLDERS' EQUITY	(284,230)	(158,663)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$336,782	$306,061

See Notes to the Financial Statements.

BEMAX INC.

Statements of Operations

(Stated in U.S. Dollars)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015

REVENUES
Revenues	23,031	100,319	115,153	100,319
		—
TOTAL REVENUES	$23,031	$100,319	$115,153	$100,319

Cost of goods sold
Purchases-resale items	5,297	88,513	116,177	88,513

TOTAL COGS	$5,297	$88,513	$116,177	$88,513

Gross profit	17,734	11,806	(1,024)	11,806

Operating costs
General and administrative expenses	4,025	3,510	10,584	8,423
Professional fees	1,100	1,000	9,400	4,700
Management fees	1,500	1,500	3,000	3000
Total operating costs	$6,625	$6,010	$22,984	$16,123

Non-operating income(loss)
Change in fair value of derivative liability	47,145	—	383,922	—
Loss of issuance on convertible debt	(12,086)	—	(284,091)	—
Interest expense and loan fees	(6,079)	—	(49,289)	—
Interest expense discount	(82,115)	—	(162,368)	—
Total non-operating income(loss)	(53,135)	—	(111,826)	—

NET ORDINARY INCOME (LOSS)	$(42,026)	$5,796	$(135,834)	$(4,317)

BASIC AND DILUTED EARNINGS (LOSS)
PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
	-0.0000001

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	259,196,500	258,750,000	259,196,500	258,750,000

See Notes to the Financial Statements.

BEMAX INC.

Statements of Cash Flows

(Stated in U.S. Dollars)

For the Six Months Ended November 30, 2016 and November 30, 2015

(Unaudited)

	Six Months Ended	Six Months Ended
	November 30, 2016	November 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(135,834)	$(4,317)
Changes in operating assets and liabilities:
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Inventory	(132,005)	(17,697)
Derivative liability	50,669	—
Debt discount	868	—
Loan from shareholder and related party	9,000	11,900
Accounts payable	—	(2,350)
Convertible loans	135,000
Repayment of convertible loans	(47,004)
Accrued interest on convertible loans	8,818	—
Repayment of interest convertible loans	(1,063)	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	24,283	(12,464)

CASH FLOWS FROM FINANCING ACTIVITIES

Issue of common stock	10,267	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,267	—
		—

Net increase(decrease) in cash for the period	(101,284)	(12,464)
Cash at the beginning of the period	115,738	58,137
	14,454
CASH AT END OF PERIOD	$14,454	$45,673
	14,454

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$8,818	$—
Income Taxes	$—	$—

Non-cash transactions
Common shares issued to pay principal on converted notes	$7,266	$—

See Notes to the Financial Statements.

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

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business one year from May 31, 2016. The Company has incurred a loss since inception resulting in an accumulated deficit of $357,251 as of November 30, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or the existing cash on hand, loans from directors and/or private placement of common stock. Obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with personal cash, outside loans, or equity issuances.

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

On April 19, 2016, the Company issued a Convertible Promissory Note in favor of Crown Bridge Partners, LLC. The principal amount of the loan is $30,000 (forty thousand dollars) with an original issue discount of $3,500 (three thousand five hundred dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on April 19, 2017. Crown Bridge Partners L.L.C. has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 48% of the lowest price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment

BEMAX INC.

Notes to the Financial Statements

November 30, 2016

(Unaudited)

of the principle plus 130% interest and 91 days through 180 for a cash payment of the principal plus 150% interest. The Company cannot prepay any amount outstanding after 180 days. The Company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $124,890 based on the Black Scholes Merton pricing model and a corresponding debt discount of $30,000 to be amortized utilizing the interest method of accretion over the term of the note. On November 1, 2016, $4,004 of principal was converted into 154,000 shares of common stock. Due to the conversion within the terms of the agreement, no gain or loss was recognized. At the time of conversion, the Company fair valued the derivative at $91,172 resulting in a loss on the change in the fair of $52,011. As of November 30, 2016, the Company again fair valued the derivative at $36,845 resulting in a gain on the change in the fair value for the six months of $88,045. In addition, $18,175 of the debt discount has been amortized to interest expense.

On May 9, 2016, the Company issued a Convertible Redeemable Note in favor of Adar Bays, LLC. The principal amount of the loan is $30,000 (forty thousand dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on May 9, 2017. Eagle Equities L.L.C. has the option to convert the Note plus accrued interest into common shares of the Company, at any time. The conversion rate will be at a discount of 52% of the lowest price for fifteen days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 130% interest and 91 days through 180 for a cash payment of the principal plus 150% interest. The Company cannot prepay any amount outstanding after 180 days. The Company recorded the derivative liability at its fair value of $108,800 based on the Black Scholes Merton pricing model and a corresponding debt discount of $30,000 to be amortized utilizing the interest method of accretion over the term of the note. On November 28, 2016, $3,000 of principle was converted into 229,850 shares of common stock. Due to the conversion within the terms of the agreement, no gain or loss was recognized. At the time of conversion, the Company fair valued the derivative at $40,273 resulting in a gain on the change in the fair of $8,331. As of November 30, 2016, the Company again fair valued the derivative at $38,092 resulting in a gain on the change in the fair value for the six months of $70,708. In addition, $16,841 of the debt discount has been amortized to interest expense.

On May 9, 2016, the Company issued a Convertible Redeemable Note in favor of Eagle Equities, LLC. The principle amount of the loan is $30,000 (forty thousand dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on May 9, 2017. Eagle Equities L.L.C. has the option to convert the Note plus accrued interest into common shares of the Company, at any time. The conversion rate will be at a discount of 52% of the lowest price for fifteen days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 130% interest and 91 days through 180 for a cash payment of the principal plus 150% interest. The Company cannot prepay any amount outstanding after 180 days. The Company recorded the derivative liability at its fair value of $108,800 based on the Black Scholes Merton pricing model and a corresponding debt discount of $30,000 to be amortized utilizing the interest method of accretion over the term of the note. As of November 30, 2016, the Company fair valued the derivative at $42,358 resulting in a gain on the change in the fair value for the six months of $66,442. In addition, $16,849 of the debt discount has been amortized to interest expense.

On May 10, 2016, the Company issued a Convertible Promissory Note in favor of Auctus Fund, L.L.C. The principle amount of the loan is $77,750 (seventy-seven thousand, seven hundred and fifty dollars) with an original issue discount of $6,750 (six thousand, seven hundred and fifty dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on May 10, 2017. Auctus Fund L.L.C. has the option to convert the Note plus accrued interest into common shares of the Company, at any time. The conversion rate will be at a discount of 52% of the lowest price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 135% interest and 91 days through 120 for a cash payment of the principal plus 140% interest. Days 121 through 150, pre-paying the principal plus accrued interest plus 145% interest and day 151 through 180 days plus interest of 150%. The Company cannot prepay any amount outstanding after 180 days.

 BEMAX INC.

Notes to the Financial Statements

November 30, 2016

(Unaudited)

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

On June 2, 2016, the Company issued a Convertible Promissory Note in favor of JSJ Investments Inc. The principle amount of the loan is $55,000 (fifty-five thousand dollars) with an original issue discount of $3,000 three thousand dollars) a payment of $2,000 (two thousand dollars) for the Note itself and it carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on June 2, 2017. JSJ Investments, Inc. has the option to convert the Note plus accrued interest into common shares of the Company, at any time. The conversion rate will be at a discount of 52% of the lowest price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 135% interest and 91 days through 120 for a cash payment of the principal plus 140% interest. Day 121 through 150 days, pre-paying the principal plus accrued interest plus 145% interest and day 151 through 180 days plus interest of 150%. The Company cannot prepay any amount outstanding after 180 days. The Company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $167,895 based on the Black Scholes Merton pricing model and a corresponding debt discount of $55,000 to be amortized utilizing the interest method of accretion over the term of the note. As of November 30, 2016, the Company fair valued the derivative at $71,255 resulting in a gain on the change in the fair value for the six months of $96,640. In addition, $20,446 of the debt discount has been amortized to interest expense.

On June 14, 2016, the Company issued a Convertible Promissory Note in favor of Black Forest Capital LLC. The principle amount of the loan is $80,000 (eighty thousand dollars) with an original issue discount of $8,000 (eight thousand dollars) a payment of $2,000 (two thousand dollars) for the Note itself and it carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on June 14, 2017. Black Forest Capital, L.L.C. has the option to convert the Note plus accrued interest into common shares of the Company, at any time. The conversion rate will be at a discount of 52% of the lowest price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 135% interest and 91 days through 120 for a cash payment of the principal plus 140% interest. Day 121 through 150 days, pre-paying the principleplus accrued interest plus 145% interest and day 151 through 180 days plus interest of 150%. The Company cannot prepay any amount outstanding after 180 days. The Company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $228,110 based on the Black Scholes Merton pricing model and a corresponding debt discount of $80,000 to be amortized utilizing the interest method of accretion over the term of the note. As of November 30, 2016, the Company fair valued the derivative at $113,985 resulting in a gain on the change in the fair value for the six months of $114,125. In addition, $37,041 of the debt discount has been amortized to interest expense.

BEMAX INC.

Notes to the Financial Statements

November 30, 2016

(Unaudited)

A summary of outstanding convertible notes as of November 30, 2016, is as follows:

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Amount of Note	Repayments / Conversions	Principal Balance 11/30/2016
Crown Bridge Partners, LLC (1)	2/16/2016	2/16/2017	8%	$ 40,000	$ (40,000)	$ -
Crown Bridge Partners, LLC (2)	4/19/2016	4/19/2017	8%	30,000	(4,004)	25,996
Adar Bays, LLC (2)	5/9/2016	5/9/2017	8%	30,000	(3,000)	27,000
Eagle Equities, LLC	5/9/2016	5/9/2017	8%	30,000	-	30,000
Auctus Fund, LLC	5/10/2016	2/10/2017	8%	77,750	-	77,750
JSJ Investments Inc.	6/2/2016	2/26/2017	8%	55,000	-	55,000
Black Forest Capital LLC	6/14/2016	6/14/2017	8%	80,000	-	80,000
Total				$ 342,750	$ (47,004)	$ 295,746
(1)	This Note was repaid in full with cash on July 14, 2016.
(2)	Reductions are conversions to stock.

A summary of outstanding convertible notes as of November 30, 2016, is as follows:

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Amount of Note	Debt Discount	Net Principal Balance 11/30/2016
Crown Bridge Partners, LLC (1)	2/16/2016	2/16/2017	8%	$40,000	$(40,000)	$—
Crown Bridge Partners, LLC	4/19/2016	4/19/2017	8%	25,996	(7,821)	18,175
Adar Bays, LLC	5/9/2016	5/9/2017	8%	27,000	(10,159)	16,841
Eagle Equities, LLC	5/9/2016	5/9/2017	8%	30,000	(13,151)	16,849
Auctus Fund, LLC	5/10/2016	2/10/2017	8%	77,750	(20,282)	57,468
JSJ Investments Inc.	6/2/2016	2/26/2017	8%	55,000	(34,554)	20,446
Black Forest Capital LLC	6/14/2016	6/14/2017	8%	80,000	(42,959)	37,041
Total				$335,746	$(168,926)	$166,820

(1)	This Note was repaid in full on July 14, 2016.

BEMAX INC.

Notes to the Financial Statements

November 30, 2016

(Unaudited)

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

On November 22, 2016, Auctus Fund, L.L.C. converted $3,265.50 of the accrued unpaid interest into 250,000 shares of common stock at $0.01305 per share. The balance of the loan at November 30, 2016 is $77,750 and accrued interest is $77.34.

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

These errors were discovered during the compilation of these financial statements for the period ending November 30, 2016, and corrected. Therefore there is no longer an “Accounts Receivable” and the above mentioned $135,100 has been recorded as sales income for the previous periods ended February 2015 and November 2015. The following table summarizes the changes as of May 31, 2016:

	As Previously Reported	Adjustment	As Restated

Accounts Receivable	$372,622	($372,622)	$—
Accounts Payable	$319,795	($319,070)	$725
Deferred Revenue	$507,722	($507,722)	$—
Accumulated Deficit	($649,241)	$454,170	($195,071)

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

As of January 11, 2017, the six loans outstanding including accrued interest have all been converted to common shares. There are currently no loans outstanding. The total number of shares issued regarding these conversions totals 184,748,966.

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

Liquidity and Capital Resources

Cash Flows

	Six Months	Six Months
	Ended	Ended
	November 30, 2016	November 30, 2015
	$	$

Net Cash Provided By (Used In) Operating Activities	24,283	(12,464)
Net Cash Used by Investing Activities	—	—
Net Cash Provided By (Used In) Financing Activities	10,267	—
CASH AT BEGINNING OF PERIOD	115,738	58,137
CASH AT END OF PERIOD	14,454	45,673

Through November 30, 2016, the Company generated $23,031 in revenue compared to $100,319 of same period ended November 30, 2015.

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

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficit of $351,251 since inception (November 28, 2012) to the period ended November 30, 2016 and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

For the three months ended November 30, 2016 (“2016”) as compared to the three months ended November 30, 2015 (“2015”):

Revenue

The Company had $23,031 in revenue for the three months ended November 30, 2016 compared to $100,319 for period ended November 30, 2015. This reduction is due to inability to secure viable and less dilutive financing to finance purchase orders.

Revenue for the six months ended November 30, 2016 is $115,153 compared to $100,319 for the six months ended November 30, 2015. The increase is due to increase purchase orders.

Costs of Goods Sold

The total costs of goods for the three months ended November 30, 2016 is $5,297 compared to $88,513 for the three months ended November 30, 2015. The decrease is due to reduction in purchases of resale items.

The total costs of goods for the six month period ended November 30, 2016 is $116,177 compared to $88,513 for the same six month period ending November 30, 2015. The reason for the decrease is reduction in purchases of resale items.

Interest Expenses

Total interest expense and loan fees for the three months ended November 30, 2016 is $6,079 due to financing obtained during the period. No notes payable occurred during the six months ended November 30, 2015.

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

The Company is working on several business development projects to increase sales and generate revenues, including: introducing the Company’s private label brands to new segment of online customers through Amazon, introduce better pricing to existing and prospective distributors to obtain larger purchase orders, introduce the Company’s brands to traditional U.S. retail outlets. In addition, the Company is working to sign exclusive distribution agreement with larger distributors to enhance regional and global expansion strategy.

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
Taiwo Aimasiko, Chief Financial Officer

