Form 10-Q/A
period 2015-08-31
Bemax, Inc.
filed 2017-07-28
CIK 1613895

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

                                                                 BEMAX INC.

Dated: July 27, 2017                      By: /s/ Taiwo Aimasiko

                                                               ________________________________

                                                               Taiwo Aimasiko, President and

                                                               Chief Executive Officer

Dated: July 27, 2017                      By: /s/ Taiwo Aimasiko

                                                             _________________________________

                                                             Taiwo Aimasiko, Chief Financial Office

11