Form 10-Q/A
period 2016-02-29
Bemax, Inc.
filed 2017-07-28
CIK 1613895

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

BEMAX INC.

(A Development Stage Company)

Financial Statements

(Expressed in US dollars)

February 29, 2016 and February 28, 2015

(Unaudited)

BEMAX INC.

(A Development Stage Company)

Balance Sheets (Stated in U.S. Dollars)

February 29, 2016 and May 31, 2015

	February 29, 2016	May 31, 2015

ASSETS

Current Assets
Cash and cash equivalents	$85,316	$58,137
Inventory	41,575	—
Total current assets	126,891	58,137

Other assets
Equipment	500	500
Total other assets	500	500

TOTAL ASSETS	$127,391	$58,637

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,700	$2,672
Derivative liability	—	—
Convertible loans	40,000	—
Debt discount	(3,858)	—
Accrued interest on convertible loans	114	—
Loan from shareholder and related party	33,736	17,336
Total current liabilities	71,692	20,008
COMMITMENTS AND CONTINGICIES

STOCKHOLDERS' EQUITY
Common stock, ($0.0001 par value, 500,000,000 shares
authorized; 258,750,000 shares issued and outstanding at
February 29, 2016 and 5,175,000 at May 31, 2015, respectively	25,879	518
Additional paid-in capital	36,876	62,233
Accumulated deficit	(7,056)	(24,122)
TOTAL STOCKHOLDERS' EQUITY	$55,699	$38,629

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$127,391	$58,637

See Notes to the Financials

BEMAX INC.

Statement of Operations

(Stated in U.S. Dollars)

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

REVENUES
Sales	206,100	100,000	306,419	100,000
		—		—
TOTAL REVENUES	$206,100	$100,000	$306,419	$100,000

Cost of goods sold
Purchases-resale items	169,002	—	257,515	—

TOTAL COGS	$169,002	$—	$257,515	$—

Gross profit	37,098	100,000	48,904	100,000

Operating costs
General and administrative expenses	8,655	6,788	17,078	8,971
Professional fees	3,704	5,984	8,404	9,659
Management fees	1,500	1,500	4,500	1,500
Total operating costs	13,859	14,272	29,982	20,130

Non-operating Income(loss)
Interest expense and loan fees	(1,714)	—	(1,714)	0
Interest expense discount	(142)	—	(142)	—
TOTAL NON-OPERATING INCOME(LOSS)	$(1,856)	$—	$(1,856)	$—

NET ORDINARY INCOME (LOSS)	$21,383	$85,728	$17,066	$79,870

BASIC AND DILUTED EARNINGS (LOSS)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
PER SHARE

WEIGHTED AVERAGE NUMBER OF	258,792,500	5,175,000	258,792,000	5,175,000
COMMON SHARES OUTSTANDING

See Notes to the Financials

BEMAX INC.

Statement of Cash Flows

(Stated in U.S. Dollars)

For the Three Months Ended November 30, 2015 and November 30, 2014

(Unaudited)

	Nine Months Ended	Nine Months Ended
	February 29, 2016	February 28, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$17,066	$79,870
Changes in operating assets and liabilities:
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Inventory	(41,576)	—
Derivative liability	—	—
Debt discount	(3,858)	—
Loan from shareholder and related party	16,400	10,334
Accounts payable	(972)	3,272
Accrued interest on convertible loans	114	—
Convertible loan	40,000	—

Changes in operating assets and liabilities	27,174	93,476
NET CASH PROVIDED BY OPERATING ACTIVITIES	27,174	93,476

CASH FLOWS FROM INVESTING ACTIVITIES
Furniture and Equipment		(500)
Net cash provided by investment activities	—	(550)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock	25,361	118
Additional paid in capital	(25,357)	58,632
NET CASH PROVIDED BY FINANCING ACTIVITIES	4	58,750

NET INCREASE (DECREASE) IN CASH	27,179	151,726
CASH AT BEGINNING OF PERIOD	58,137	4,000
	85,316

CASH AT END OF PERIOD	$85,316	$155,726
	85,316

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :
Interest	$—	$—

Income Taxes	$—	$—

See Notes to the Financials

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

NOTE 2 GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $(7,056) as of February 29, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

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

BEMAX INC.

Notes to the Financial Statements

February 29, 2016

(Unaudited)

___________________________________________________________________________________

NOTE 4 RELATED PARTY TRANSACTIONS

The President of the Company provides management fees and office premises to the Company for a fee of $1,500 per month, the right to which the President has agreed to assign to the Company until such a time as the Company closes on an Equity or Debt financing of not less than $750,000. The assigned rights are valued at $1,000 per month for rent and $500 for executive compensation. A total of $13,500 for donated management fees were charged to “Loan from Shareholder” for the period June 1, 2015 through February 29, 2016

As of February 29, 2016, there are loans from the majority shareholder and related party totalling $33,736. They were made in order to assist in meeting general and administrative expenses. These advances are unsecured, due on demand and carry no interest or collateral.

NOTE 5 CONVERTIBLE LOANS

On February 16, 2016, the Company issued a Convertible Promissory Note in favor of Crown Bridge Partners, LLC. The principal amount of the loan is $40,000 (forty thousand dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on February 22, 2017. Crown Bridge Partners LLC. has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 48% of the lowest price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 130% interest and 91 days through 180 for a cash payment of the principal plus 150% interest. The Company cannot prepay any amount outstanding after 180 days. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $134,892 based on the Black Scholes Merton pricing model and a corresponding debt discount of $40,000 to be amortized utilizing the interest method of accretion over the term of the note. As of February 29, 2016, the Company fair valued the derivative at $101,839 resulting in a gain on the change in the fair value of $33,053. In addition, $1,424 of the debt discount has been amortized to interest expense.

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

Liquidity and Capital Resources

Cash Flows

	Three Months	Three Months
	Ended	Ended
	February 29, 2016	February 28, 2015
	$	$

Net Cash Provided By (Used In) Operating Activities	27,174	93,476
Net Cash Used by Investing Activities	-	(500)
Net Cash Provided By (Used In) Financing Activities	4	58,750
CASH AT BEGINNING OF PERIOD	58,137	4,000
CASH AT END OF PERIOD	85,316	155,726

Through February 29, 2016, the Company’s revenue is 206,100 compared to $100,000 of same period ended February 28, 2015.

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

Results of Operations for the Period Ended February 29, 2016

Revenue

Revenue for the period ended February 29, 2016, and February 28, 2015 were $206,100 and $100,000 respectively.

Operating Expense

The total operating expense for the three months ended February 29, 2016 is $13,859 compared to $20,130 for the three months ended February 28, 2015. The decrease is due to reduction in administrative expenses

Total Non-Operating Income (Loss)

For the period ended February 29, 2016, the Company generated net income loss of $1,856 and incurred net losses of $0 for same period ended February 28, 2015. The increase is due interest expense and fees on loan.

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

