Form 10-K
period 2017-05-31
Bemax, Inc.
filed 2017-09-15
CIK 1613895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2017

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF TH E SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to August ____

Commission File Number 333-197756

BEMAX INC.

(Exact name of registrant as specified in its charter)

Nevada	5190	46-554081
(State or other jurisdiction of Organization)	(Primary Standard Industrial Classification Code)	(IRS Employer Identification Number)

____________________________________________________________________________________________________________

1100 Peachtree Street NE, SUITE 200

ATLANTA, GA 30309

Tel: (404) 991-3518

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ( ) No(X)

Number of common shares outstanding as of September 12, 2017: 301,640,836

Table of Contents
Item		Page
	Part I
1	Business	4
1A	Risk Factors	7
1B	Unresolved Staff Comments	7
2	Properties	7
3	Legal Proceedings	7
4	Mine Safety Disclosures	7
	Part II
5	Market for Registrant’s Common Equity, Related Stockholder Matters	7
	and Issuer Purchases of Equity Securities
6	Selected Financial Data	8
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
7A	Quantitative and Qualitative Disclosures about Market Risk	12
8	Financial Statements and Supplementary Data	13
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	31
9A	Controls and Procedures	31
9B	Other Information	32
	Part III
10	Directors, Executive Officers and Corporate Governance	32
11	Executive Compensation	33
12	Security Ownership of Certain Beneficial Owners and Management and Related	34
	Stockholder Matters
13	Certain Relationships and Related Transactions, and Director Independence	34
14	Principal Accounting Fees and Services	35
	Part IV
15	Exhibits and Financial Statement Schedules	35
--	Signatures

ITEM 1. Business

We were incorporated in the State of Nevada on November 28, 2012. We export Disposable Baby Diapers from U.S. and Canada and distribute them in London, and South Africa. We also export from manufacturers from Asia and distribute to other parts of Africa. We have generated minimal revenues. We maintain our statutory registered agent's office at 5348 Vegas Drive, Las Vegas, NV 89108. Our telephone number is 404-991-3518.

Forward Looking Statements

This report on Form 10-K contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

The Company is working on several business development and projects to increase business and revenue generation in 2017 and beyond, including but not limited to: product licensing of private label in some of our African markets, production, and extended distribution of new and existing Bemax private label disposable baby diaper products. There can be no assurance that these will be successful in generating revenues in 2017.

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

Revenue

The Company’s revenues will be the difference between what we charge our clients for our products and what we pay for our Disposable Baby Diapers suppliers and/or manufacturers. In the case where our clients buy directly from the manufacturers we will try to negotiate a commission from the sellers. However, there is no guarantee that we will receive such commission payment in every case or at all, resulting in loss of profits. The commissions and the spread that we earn are different each time and negotiated on a case by case basis.

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

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter within the most recent fiscal year.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Year Ending May 31, 2017	HIGH	LOW
Quarter Ending August 31, 2016	0.78	0.28
Quarter Ending November 30, 2016	0.62	0.026
Quarter Ending February 29, 2017	0.0498	0.0029
Quarter Ending May 31, 2017	0.0425	0.0045

Holders

As of May 31, 2017, there were 41 stockholders of record, including CEDE & Co., which holds shares for the beneficial interest of an unknown number of stockholders in brokerage accounts.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Stock Option Grants

As of May 31, 2017, we had not granted any stock options.

Stock Repurchases

The Company did not make any stock repurchases.

Recent Sales of Unregistered Securities

During FY 2017, we issued 7,500,000 shares of restricted common stock for services. The shares were valued at $.01 per share, for total noncash expense of $75,000.

The issuances of the shares to the above parties were made in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act for transactions not involving any public offering. The parties confirmed the foregoing and acknowledged, in writing, that the securities must be acquired and held for investment. All certificates evidencing the shares issued bear or will bear a restrictive legend. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith.

ITEM 6. SELECTED FINANCIAL DATA

The registrant is a smaller reporting company, pursuant to Rule 229.10(f)(1), and is not required to report this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Results of Operations for the Year Ended May 31, 2017 Compared to the Year Ended May 31, 2016

Revenue and Costs of Goods Sold

Revenue was $144,507 and $573,838 for the years ended May 31, 2017 and 2016, respectively, a decrease of $429,331 or 74.8%. The reduction in sales was due to management’s focus to introduce the company's brands to the US retail markets.

Our cost of goods sold was $303,340 and $476,797 for the years ended May 31, 2017 and 2016, respectively. In the latter half of the fiscal year ended May 31, 2017 management decided the sell its current inventory at reduced prices in order to allow for faster sales to create room for the introduction of higher quality products to the US market. As a result, we impaired the inventory, writing off $194,320 to cost of goods sold.

Operating Expenses

Consulting fees were $63,000 and $0 for the years ended May 31, 2017 and 2016, respectively. In 2017 this consisted of $37,500 non-cash expense for stock issued for service.

Professional fees were $32,325 and $12,304 for the years ended May 31, 2017 and 2016, respectively, representing an increase of $20,021, or 163%, in 2017. The increase in 2017, as compared to 2016, can be largely attributed to increased legal, audit, and accounting fees related to required SEC quarterly filings.

General and administrative expense was $88,632 and $21,846 for the years ended May 31, 2017 and 2016, respectively, an increase of $66,786, or 306%, in the current year. The increase in 2017 can be attributed to increased operational costs including travel and office expense as well as additional filing fees to amend some of our SEC filings.

Other Income and Expense

For the year ended May 31, 2017, we had total other expense of $1,242,913, compared to $254,187 for the year ended May 31, 2016. For the year ended May 31, 2017, we recorded interest and loan fee expense of $62,595, compared to $13,044 in the prior year. In addition, as a result of the convertible promissory notes, we recorded interest expense on debt discount of $360,566 in FY 2017, compared to $11,102 for the prior year, a loss on the issuance of convertible debt of $500,434, compared to $358,374 for the prior year, and a loss on the change in the fair value of our derivatives of $319,318 compared to a gain of $128,333 in the prior year.

Net Loss

For the year ended May 31, 2017, we had a net loss of $1,591,703, as compared to a net loss of $197,296 in the prior year. This increase is the result of lower sales, the impairment of inventory and the additional expense attributable to the issuance of convertible notes.

Liquidity and Capital Resources

During the year ended May 31, 2017, we used cash of $528,679 in operating activities, as compared to $171,049 for the year ended May 31, 2016. We used $15,125 of cash in investing activities to purchase a vehicle in FY 2017 and $0 in the prior year. Financing activities provided net cash of $467,452 during the year ended May 31, 2016, as compared to $228,650 for the year ended May 31, 2016.

As of May 31, 2017, we have the following convertible notes outstanding.

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Principal Balance 5/31/2017
Crown Bridge Partners, LLC	12/28/2016	12/28/2017	8%	46,000
Crown Bridge Partners, LLC	03/20/2017	03/20/2018	8%	114,000
JSJ Investments, Inc.	03/27/2017	12/22/2017	8%	125,000
Auctus Fund,,LLC	04/04/2017	12/30/2017	8%	145,000
Total				430,000

We currently have minimal cash reserves. To date, the Company has covered operating deficits primarily through loans from the sole director, and third-party loans which if not paid with interest are convertible to the Company’s common stock. Accordingly, our ability to pursue our plan of operations is contingent on our being able to obtain funding for the development, marketing and commercialization of our products and services. However, as a result of its lack of operating success, the Company may not be able to raise additional funding to cover operating deficits.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficit of since inception (November 28, 2012) to the period ended May 31, 2017 and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We anticipate that we may only generate any limited revenues in the near future and we will not have enough positive internal operating cash flow until we can generate substantial revenues, which may take the next two years to fully realize.  There is no assurance we will achieve profitable operations.

Off-Balance Sheet Arrangements

As of May 31, 2017, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to our May 31, 2017, financial statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure that actual results will not differ from those estimates.

Stock-based Compensation

We account for equity-based transactions with nonemployees under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 505-50, Equity-Based Payments to Non-Employees. ASC 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

We account for employee stock-based compensation in accordance with the guidance of ASC 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

Revenue Recognition and Cost of Goods Sold

We follow ASC 605, Revenue Recognition, for revenue recognition. We will recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) the product has been shipped or the services have been rendered to the customer; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.

Income Taxes

We follow ASC 740-10-30, Income Taxes-Initial Measurement, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

We adopted ASC 740-10-25, Income Taxes—Recognition. ASC 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740-10-25 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of ASC 740-10-25.

Recently Issued Accounting Pronouncements

In November 2015, the FASB issued ASU 2015-17—Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We do not anticipate the adoption of this ASU will have a significant impact on our financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect this standard will have on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In June 2016, the FASB issued ASU 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB’s Emerging Issues Task Force). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including interim periods within those fiscal years. An entity that elects early adoption must adopt all of the amendments in the same period. The guidance requires application using a retrospective transition method. We are currently evaluating the effects, if any, that the adoption of this guidance will have on our cash flows.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEMAX INC.

FINANCIAL STATEMENTS

MAY 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bemax Inc.

We have audited the accompanying balance sheet of Bemax Inc. (“the Company”) as of May 31, 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bemax Inc. as of May 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had minimal revenue and an accumulated deficit of $1,813,120 as of May 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Fruci & Associates II, PLLC Spokane, Washington
September 15, 2017

BEMAX INC Balance Sheets
	May 31, 2017	May 31, 2016
ASSETS		(Restated)
Current Assets:
Cash	$39,386	$115,738
Prepaid expenses	44,048	—
Inventory	194,320	189,823
Total current assets	277,754	305,561

Non-Current Assets:
Property and equipment	14,953	500
Other assets (Note 5)	181,000	—
Total non-current assets	195,953	500

Total Assets	$473,707	$306,061

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	12,800	—
Accrued interest on convertible loans	6,966	1,845
Accruals, related party	45,000	27,000
Derivative liability	449,975	351,041
Convertible loans, net of discount of $237,608 and $134,148, respectively	192,392	73,602
Loan from shareholder and related party	11,438	11,236
Total current liabilities	718,571	464,724
Total Liabilities	718,571	464,724

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock series B, $0.0001 par value, 50,000,000 shares authorized; 50,000,000 and 0 shares issued and outstanding, respectively	5,000	—
Common stock, $0.0001 par value, 850,000,000 shares authorized; 301,640,836 and 258,792,500 shares issued and outstanding, respectively	30,164	25,879
Additional paid-in capital	1,533,092	36,875
Accumulated deficit	(1,813,120)	(221,417)
Total Deficit	(244,864)	(158,663)
Total Liabilities and Stockholders' Equity	$473,707	$306,061

The accompanying notes are an integral part of these financial statements.
F-3

BEMAX INC. Statements of Operations
	For the Years Ended May 31,
	2017	2016
		(Restated)
Revenue	$144,507	$573,838
Cost of goods sold	303,340	476,797
Gross Margin	(158,833)	97,041

Operating Expenses:
Consulting fees	63,000	-
Professional fees	32,325	12,304
Management fees	6,000	6,000
General and administrative	88,632	21,846

Total Operating Expenses	189,957	40,150

Income (loss) from operations	(348,790)	56,891

Other Income (Expense):
Interest expense and loan fees	(62,595)	(13,044)
Interest expense – debt discount	(360,566)	(11,102)
Change in fair value of derivative	(319,318)	128,333
Loss on issuance of convertible debt	(500,434)	(358,374)
Total other expense	(1,242,913)	(254,187)

Net loss	$(1,591,703)	$(197,296)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	290,913,798	258,792,500

The accompanying notes are an integral part of these financial statements.

BEMAX INC Statement of Stockholders’ Equity (Deficit)
	Series B Preferred Stock		Common Stock		Additional Paid in	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Capital
Balance at May 31, 2015	-	$-	258,750,000	$25,875	$36,875	$(24,121)	$38,629

Stock issued for services	-	-	42,500	4	-	-	4

Net loss for the year ended May 31, 2016 (Restated)	-	-	-	-	-	(197,296)	(197,296)

Balance at May 31, 2016 (Restated)	-	-	258,792,500	25,879	36,875	(221,417)	(158,663)

Stock issued for services	-	-	7,500,000	750	74,250	-	75,000

Stock issued for the conversion of debt	-	-	185,348,336	18,535	1,411,967	-	1,430,502

Forfeiture of common for preferred	50,000,000	5,000	(150,000,000)	(15,000)	10,000	-	-

Net loss for the year ended May 31, 2017	-	-	-	-	-	(1,591,703)	(1,591,703)

Balance at May 31, 2017	50,000,000	$5,000	301,640,836	$30,164	$1,533,092	$(1,813,120)	$(244,864)

The accompanying notes are an integral part of these financial statements.

BEMAX INC. Statements of Cash Flows
	For the Years Ended May 31,
	2017	2016
		(Restated)
CASH FLOW FROM OPERATING ACTIVITES:
Net loss	$(1,591,703)	$(197,296)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	37,500	4
Change in fair value of derivative	319,318	(128,333)
Loss on issuance of convertible debt	500,434	358,374
Impairment expense	194,320	-
Loan fees	22,537	-
Amortization of debt discount	360,566	11,102
Depreciation expense	772	-
Changes in Operating Assets and Liabilities:
Prepaids	(44,408)	-
Inventory	(198,817)	(189,823)
Other assets	(181,000)	-
Accounts payable	12,800	(2,672)
Accrued interest on convertible loans	21,002	1,845
Accruals, related party	18,000	18,000
Net Cash Used in Operating Activities	(528,679)	(128,799)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of vehicle	(15,125)	-
Net Cash Used in Investing Activities	(15,125)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible loans	507,250	183,500
Repayment of convertible loans	(40,000)	-
Loan from shareholder and related party	202	2,900
Net Cash Provided by Financing Activities	467,452	186,400

NET INCREASE (DECREASE) IN CASH	(76,352)	57,601
CASH AT BEGINNING OF YEAR	115,738	58,137
CASH AT END OF YEAR	$39,386	$115,738

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Financing Activities:
Common stock issued for debt	$302,750	$-

The accompanying notes are an integral part of these financial statements.

BEMAX INC. Notes to the Financial Statements May 31, 2017

NOTE 1 - NATURE OF OPERATIONS

BEMAX INC. (“The Company”) was incorporated in the State of Nevada on November 28, 2012 to engage in the business of exporting disposable baby diapers manufactured in the United States and then distributing them throughout Europe and South Africa. The Company is in the development stage with limited revenues and very limited operating history.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had minimal revenue and has an accumulated a deficit of $1,813,120 as of May 31, 2017. The Company requires capital for its contemplated operational and marketing activities. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future, loans from officers/directors and/or private placement of common stock. Obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company’s Year End is May 31.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the estimated useful lives of property and equipment.  Actual results could differ from those estimates.

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk on cash.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the year ended May 31, 2017 or 2016.

Inventories

Inventories are valued at the lower of cost or market. Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower.

Property and Equipment

Property and equipment are carried at the lower of cost or net realizable value. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method over the asset’s useful life.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at May 31, 2017.

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

May 31, 2017:

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	$-	$-	$449,975	$(319,318)

May 31, 2016:

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	$-	$-	$351,041	$128,333

Derivative Financial Instruments

Derivative liabilities are recognized in the balance sheets at fair value based on the criteria specified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-15 – Derivatives and Hedging – Embedded Derivatives (“ASC 815-15”). Pursuant to ASC Topic 815-15 an evaluation of the embedded conversion feature of convertible debt is evaluated to determine if the bifurcated debt conversion feature is required to be classified as a derivative liability. Since the terms of the embedded conversion features of the Company’s convertible debt provides for the issuance of shares of common stock at the election of the holders and the number of shares is subject to adjustment for a decline in the price of the Company’s common stock, the Company determined that the embedded conversion option met the criteria of a derivative liability. The estimated fair value of the embedded conversion feature of debt classified as derivative liabilities are determined using the Black-Scholes option pricing model. The model utilizes Level 3 unobservable inputs to calculate the fair value of the derivative liabilities at each reporting period.

The Company determined that using an alternative valuation model such as a Binomial-Lattice model would result in minimal differences. The fair value of the embedded conversion feature of debt classified as derivative liabilities are adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded as other income or expense in the statement of operations. As of May 31, 2017, the embedded conversion feature of $449,975 of convertible notes payable was classified as a derivative liability. Each reporting period the embedded conversion feature is re-valued and adjusted through the caption “change in fair value of derivative liabilities” on the statements of operations.

Income Taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Revenue Recognition

We follow ASC 605-10-S99-1, Revenue Recognition, for revenue recognition. We will recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) the product has been shipped or the services have been rendered to the customer; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.

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

Stock-Based Compensation

We account for equity-based transactions with nonemployees under the provisions of ASC Topic No. 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). ASC 505-50 establishes that equity-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

We account for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

 Basic and Diluted Net (Loss) per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented.

The Company’s diluted loss per share is the same as the basic loss per share for the years ended May 31, 2017 and 2016, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the year ended May 31, 2017.

Recent Accounting Pronouncements

In November 2015, the FASB issued ASU 2015-17—Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We do not anticipate the adoption of this ASU will have a significant impact on our financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect this standard will have on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In June 2016, the FASB issued ASU 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB’s Emerging Issues Task Force). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including interim periods within those fiscal years. An entity that elects early adoption must adopt all of the amendments in the same period. The guidance requires application using a retrospective transition method. We are currently evaluating the effects, if any, that the adoption of this guidance will have on our cash flows.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

 NOTE 4—PROPERTY AND EQUIPMENT

Furniture, fixtures, and equipment, stated at cost, less accumulated depreciation consisted of the following at May 31:

	2017	2016
Computer equipment	$500	$500
Vehicle	15,225	-
Less: accumulated depreciation	(772)	-
Fixed assets, net	$14,953	$500

Depreciation Expense

Depreciation expense for the years ended May 31, 2017 and 2016, was $772 and $0, respectively.

NOTE 5 – OTHER ASSETS

On March 27, 2017, the Company entered into an Option to obtain a Property Lease Agreement (“the lease”) with Simfox Enterprises aka Achievers Nursery School. This is a development property situated in Lagos, Nigeria. The lease is for 30 years with two successive five-year extensions at the option of the Company. Consideration for the Option is $300,000 with $110,000 due immediately and the balance by installments on August 30, 2017. As of May 31, 2017, the Company has paid $181,000 leaving a balance of $119,000. In addition, the Company has agreed, subject to the signing of the Definitive Document, to pay Simfox Enterprises, a $390,000 refundable good faith deposit. This will be held by Simfox in an interest-bearing account to be returned to Bemax plus interest, on completion of the development of the property by the Company.

NOTE 6 - RELATED PARTY TRANSACTIONS

The President of the Company provides management fees and office premises to the Company for a fee of $1,500 per month, the right to which the President has agreed to assign to the Company until such a time as the Company closes on an Equity or Debt financing of not less than $750,000. The assigned rights are valued at $1,000 per month for rent and $500 for executive compensation. As of May 31, 2017 and 2016, there is $45,000 and $27,000 accrued for these fees, respectively.

As of May 31, 2017 and 2016, there are loans from the majority shareholder and related party of $11,438 and $11,236, respectively. These loans were made in order to assist in meeting general and administrative expenses. These advances are unsecured, due on demand and non-interest bearing.

During the year ended May 31, 2017, the Company paid $5,425 for expense reimbursement to our CEO. Expenses were incurred for travel and travel related costs

NOTE 7 - STOCKHOLDER’S EQUITY

During the year ended May 31, 2016, the Company issued 42,500 shares of common stock at par value of $0.0001 to an attorney for legal services rendered for total non-cash expense of $4.25.

On December 5, 2016, the Company issued 7,500,000 shares of common stock per the terms of a one-year consulting agreement. The shares were valued at $0.01 per share for total non-cash expense of $75,000. The expense is being amortized over the term of the agreement. As of May 31, 2017 $37,500 has been debited to consulting expensed.

On January 24, 2017, the Company allowed Taiwo Aimasiko, its CEO to retire 150,000,000 shares of common stock in exchange for 50,000,000 Series B preferred shares.

On May 18, 2017, the Company amended its Articles of Incorporation increasing the authorized issue of common stock from 500,000,000 to 850,000,000. The par value remains the same at $0.0001 per share.

During the year ended May 31, 2017, the Company converted $318,631 of principle and accrued interest into 185,348,336 shares of common stock. All conversions were completed pursuant to the terms of their respective convertible promissory notes. No gains or losses were recognized as a result of the conversions.

 NOTE 8 – PREFERRED STOCK

On January 23, 2017, the Board of Directors designated a series of preferred stock titled Series B Preferred Stock consisting of 50,000,000 shares with a $0.0001 par value. Each share of Series B preferred stock has voting rights of 10 votes per share, and will vote alongside the common stock, not as a separate class. Each share of preferred stock can be converted into three shares of common stock at any time after a one year anniversary. Holders are entitled to dividends, if declared, equivalent to if they had converted to common stock. The Series B preferred stock have no liquidation rights.

On January 24, 2017, the Company allowed Taiwo Aimasiko, its CEO to retire 150,000,000 shares of common stock in exchange for 50,000,000 Series B preferred shares.

NOTE 9 - CONVERTIBLE LOANS

On February 16, 2016, the Company issued a Convertible Promissory Note in favor of Crown Bridge Partners, LLC. The principal amount of the loan was $40,000 with an original issue discount of $4,000 and carries an interest rate of 8% per annum. It became due and payable with accrued interest on February 16, 2017. The Company had the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 130% interest and 91 days through 180 for a cash payment of the principal plus 150% interest. On July 14, 2016, the Company repaid the $40,000 of principal, $1,307 of accrued interest and a $20,965 early payment penalty. As a result of repayment of the note the Company recognized the remaining debt discount of $2,833. The Company repaid the note prior to when the convertible feature was effective; therefore, there are no derivatives related to the embedded conversion feature.

On April 19, 2016, the Company issued a Convertible Promissory Note in favor of Crown Bridge Partners, LLC. The principal amount of the loan was $30,000 with an original issue discount of $3,500 and carried an interest rate of 8% per annum. It becomes due and payable with accrued interest on April 19, 2017. Crown Bridge Partners, LLC. has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate is at a discount of 48% applied to the lowest price for ten days prior to the actual date of conversion. The company bifurcated the conversion feature and accounted for it as a derivative liability. On October 19, 2016, the Company recorded the derivative liability at its fair value of $38,586 based on the Black Scholes Merton pricing model and a corresponding debt discount of $26,500 to be amortized utilizing the interest method of accretion over the term of the note. On November 1, 2016, $4,004 of principle was converted into 154,000 shares of common stock. Due to the conversion within the terms of the agreement, no gain or loss was recognized. At the time of conversion, the Company valued the derivative at $91,172 resulting in a loss on the change in the fair value of $52,586. During the third quarter the remaining principal and accrued interest of $25,996 and $1,511, respectively, were fully converted into 19,262,747 shares of common stock resulting in the immediate amortization of the remaining debt discount of $25,736 and a $107,480 credit to additional paid in capital.

On May 9, 2016, the Company issued a Convertible Redeemable Note in favor of Adar Bays, LLC. The principal amount of the loan was $30,000 and carried an interest rate of 8% per annum. It becomes due and payable with accrued interest on May 9, 2017. Adar Bays, LLC. has the option to convert the Note plus accrued interest into common shares of the Company, at any time. The conversion rate will be at a discount of 48% applied to the lowest price for fifteen days prior to the actual date of conversion. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $108,800 based on the Black Scholes Merton pricing model and a corresponding debt discount of $30,000 to be amortized utilizing the interest method of accretion over the term of the note. On November 28, 2016, $3,000 of principal was converted into 229,850 shares of common stock. Due to the conversion within the terms of the agreement, no gain or loss was recognized. At the time of conversion, the Company valued the derivative at $40,273 resulting in a gain on the change in the fair value of $8,331. During the third quarter the remaining principal and accrued interest of $27,000 and $1,453, respectively, were fully converted into 22,030,353 shares of common stock resulting in the immediate amortization of the remaining debt discount of $13,159 and a $105,878 credit to additional paid in capital.

On May 9, 2016, the Company issued a Convertible Redeemable Note in favor of Eagle Equities, LLC. The principal amount of the loan was $30,000 and carried an interest rate of 8% per annum. It becomes due and payable with accrued interest on May 9, 2017. Eagle Equities, LLC. had the option to convert the Note plus accrued interest into common shares of the Company, at any time. The conversion rate is at a discount of 48% of the lowest trading price for fifteen days prior to the actual date of conversion. The Company cannot prepay any amount outstanding after 180 days. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $108,800 based on the Black Scholes Merton pricing model and a corresponding debt discount of $30,000 to be amortized utilizing the interest method of accretion over the term of the note. During the third quarter principal and accrued interest of $30,000 and $1,459, respectively, were fully converted into 16,845,031 shares of common stock resulting in the immediate amortization of the remaining debt discount of $13,151 and a $143,634 credit to additional paid in capital.

On May 10, 2016, the Company issued a Convertible Promissory Note in favor of Auctus Fund, LLC. The principal amount of the loan was $77,750 with an original issue discount of $6,750 and carried an interest rate of 8% per annum. It becomes due and payable with accrued interest on May 10, 2017. Auctus Fund, LLC. had the option to convert the Note plus accrued interest into common shares of the Company, at any time. The conversion rate will be at a discount of 48% of the lowest trading price for ten days prior to the actual date of conversion. The Company cannot prepay any amount outstanding after 180 days. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $261,774 based on the Black Scholes Merton pricing model and a corresponding debt discount of $77,750 to be amortized utilizing the interest method of accretion over the term of the note. During the third quarter principal and accrued interest of $77,750 and $605, respectively, were fully converted into 43,741,990 shares of common stock resulting in the immediate amortization of the remaining debt discount of $20,282 and a $467,591 credit to additional paid in capital.

On June 2, 2016, the Company issued a Convertible Promissory Note in favor of JSJ Investments Inc. The principal amount of the loan was $55,000, with an original issue discount of $3,000, a payment of $2,000 in loan fees and it carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on June 2, 2017. JSJ Investments, Inc. has the option to convert the Note plus accrued interest into common shares of the Company, at any time. The conversion rate will be at a discount of 48% applied to the lowest trading price for ten days prior to the actual date of conversion. The Company cannot prepay any amount outstanding after 180 days. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $167,895 based on the Black Scholes Merton pricing model and a corresponding debt discount of $55,000 to be amortized utilizing the interest method of accretion over the term of the note. During the third quarter principal and accrued interest of $55,000 and $2,395, respectively, were fully converted into 32,463,378 shares of common stock resulting in the immediate amortization of the remaining debt discount of $34,554 and a $190,914 credit to additional paid in capital.

On June 14, 2016, the Company issued a Convertible Promissory Note in favor of Black Forest Capital LLC. The principal amount of the loan was $80,000, with an original issue discount of $8,000, a payment of $2,000 for loan fees and it carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on June 14, 2017. Black Forest Capital, LLC. has the option to convert the Note plus accrued interest into common shares of the Company, at any time. The conversion rate will be at a discount of 48% applied to the lowest trading price for ten days prior to the actual date of conversion. The Company cannot prepay any amount outstanding after 180 days. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $228,110 based on the Black Scholes Merton pricing model and a corresponding debt discount of $80,000 to be amortized utilizing the interest method of accretion over the term of the note. During the third quarter principal and accrued interest of $80,000 and $3,254, respectively, were fully converted into 55,208,045 shares of common stock resulting in the immediate amortization of the remaining debt discount of $42,959 and a $396,470 credit to additional paid in capital.

On December 28, 2016, the Company issued a Convertible Promissory Note in favor of Crown Bridge Partners, LLC. The principal amount of the loan is $46,000 with an original issue discount of $6,000 and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on December 28, 2017. Crown Bridge Partners, LLC. has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 45% applied to the lowest trading price for fifteen days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 130% interest and 91 days through 180 for a cash payment of the principal plus 150% interest. The Company cannot prepay any amount outstanding after 180. As of May 31, 2017, $1,575 of the debt discount has been amortized to interest expense.

On March 20, 2017, the Company issued a Convertible Promissory Note in favor of Crown Bridge Partners, LLC. The principal amount of the loan is $114,000 with an original issue discount of $14,000 and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on March 20, 2018.Crown Bridge Partners, LLC. has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 43% applied to the lowest trading price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 125% interest and 91 days through 180 for a cash payment of the principal plus 135% interest. The Company cannot prepay any amount outstanding after 180 days. As of May 31, 2017, $1,799 of the debt discount has been amortized to interest expense.

On March 27, 2017, the Company issued a Convertible Promissory Note in favor of JSJ Investments, Inc. The principal amount of the loan is $125,000 with an original issue discount of $9,250 and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on December 22, 2017. JSJ Investments, Inc. has the option to convert the Note plus accrued interest into common shares of the Company at any time. The conversion rate will be at a discount of 40% applied to the three lowest trading prices for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 135% interest and 91 days through 180 for a cash payment of the principal plus 145% interest. The Company cannot prepay any amount outstanding after 180 days. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $204,373 based on the Black Scholes Merton pricing model and a corresponding debt discount of $125,000 to be amortized utilizing the interest method of accretion over the term of the note. As of May 31, 2017, the Company fair valued the derivative at $199,080 resulting in a gain on the change in the fair value of $5,293. In addition, $29,545 of the debt discount has been amortized to interest expense. As of May 31, 2017, $1,781 of the debt discount has been amortized to interest expense.

On April 4, 2017, the Company issued a Convertible Promissory Note in favor of Auctus, Fund, LLC. The principal amount of the loan is $145,000 with an original issue discount of $15,000 and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on December 22, 2017. Auctus Fund, LLC. has the option to convert the Note plus accrued interest into common shares of the Company, at any time. The conversion rate will be at a discount of 40% applied to the lowest trading price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 125% interest and 91 days through 180 for a cash payment of the principal plus 140% interest. The Company cannot prepay any amount outstanding after 180 days. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $257,720 based on the Black Scholes Merton pricing model and a corresponding debt discount of $145,000 to be amortized utilizing the interest method of accretion over the term of the note. As of May 31, 2017, the Company fair valued the derivative at $250,895 resulting in a gain on the change in the fair value of $6,825. In addition, $30,955 of the debt discount has been amortized to interest expense. As of May 31, 2017, $1,811 of the debt discount has been amortized to interest expense.

A summary of outstanding convertible notes as of May 31, 2017 and 2016 is as follows:

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	5/31/2016	Additions	Repayments / Conversions	Principal Balance 5/31/2017
Crown Bridge Partners, LLC	2/16/2016	2/16/2017	8%	$40,000	-	($40,000)	$ -
Crown Bridge Partners, LLC	4/19/2016	4/19/2017	8%	30,000	-	(30,000)	-
Adar Bays, LLC	5/9/2016	5/9/2017	8%	30,000	-	(30,000)	-
Eagle Equities, LLC	5/9/2016	5/9/2017	8%	30,000	-	(30,000)	-
Auctus Fund, LLC	5/10/2016	2/10/2017	8%	77,750	-	(77,750)	-
Crown Bridge Partners, LLC	12/28/2016	12/28/2017	8%	-	46,000	-	46,000
JSJ Investments, Inc.	6/2/2016	2/26/2017	8%	-	55,000	(55,000)	-
Black forest Capital, LLC	6/14/2016	6/14/2017	8%	-	80,000	(80,000)	-
Crown Bridge Partners, LLC	3/20/2017	03/20/2018	8%	-	114,000	-	114,000
JSJ Investments, Inc.	3/27/2017	12/22/2017	8%	-	125,000	-	125,000
Auctus Fund,,LLC	4/4/2017	12/30/2017	8%	-	145,000	-	145,000
Total				207,750	565,000	(342,750)	430,000
Less debt discount				(134,148)	-	-	(237,608)
				$73,602	565,000	(342,750)	192,392

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at May 31, 2015	$-
Increase to derivative due to new issuances	479,374
Derivative (gain) due to mark to market adjustment	(128,333)
Balance at May 31, 2016	351,041
Increase to derivative due to new issuances	896,686
Decrease due to debt settlement	(1,117,070)
Derivative loss due to mark to market adjustment	319,318
Balance at May 31, 2017	$449,975

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy for the year ended May 31, 2017 is as follows:

Inputs	May 31, 2017	Initial Valuation
Stock price	$.0074	$.02 – .0258
Conversion price	$.004	$.01 – .013
Volatility (annual)	291.5%	283% - 285.85%
Risk-free rate	1.08%	.955% - .975%
Years to maturity	.58	.75

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management

NOTE 9 - CORRECTION OF ERRORS

The Company has discovered that there were errors in prior periods regarding revenue, expense and derivative recognition for derivatives related to the embedded conversion features of convertible notes. As a result, the prior periods in these financial statements have been adjusted.

NOTE 10 — INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The provision for Federal income tax consists of the following at May 31:

	2017	2016
Federal income tax benefit attributable to:
Current Operations	$541,179		$221,417
Less: valuation allowance	(541,179)		(221,417)
Net provision for Federal income taxes	$—	$

The valuation allowance increased by $319,762 in FY 2017 as a result of the Company using net operating losses from 2016 and generating additional net operating losses in 2017.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at May 31:

	2017	2016
Deferred tax asset attributable to:
Net operating loss carryover	$616,461	$221,417
Less: valuation allowance	(616,461)	(221,417)
Net deferred tax asset	$—	$—

At May 31, 2017, we had net operating loss carryforwards of approximately $1,800,000 that may be offset against future taxable income through the year 2037. No tax benefit has been reported in the May 31, 2017, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2014.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, Subsequent Events¸ the Company analyzed its operations subsequent to May 31, 2017, through the date the financial statements were available to be issued, and has determined that there are no material subsequent events to disclose in these financial statements other than the following.

On June 2, 2017, the Company issued a Convertible Promissory Note in favor of GS Capital Partners, LLC. The principal amount of the loan is $132,000 with an original issue discount of $15,000 and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on June 2, 2018. GS Capital Partners, LLC. has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 36% applied to the lowest trading price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 120% interest and 91 days through 180 for a cash payment of the principal plus 130% interest. The Company cannot prepay any amount outstanding after 180 days.

On July 18, 2017, the Company issued a Collateralized Secured Promissory Note in favor of GS Capital Partners, LLC. The principal amount of the loan is $105,000 with an original issue discount of $5,000 and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on March 18, 2018. The Company may pay off the loan and accrued interest at any time.

On August 3, 2017, the Company issued a Convertible Promissory Note in favor of JSJ Investments Inc. (“JSJ”). The principal amount of the loan is $60,000 with an original issue discount and fees of $5,000 and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on May 3, 2018. JSJ has the option to convert the Note plus accrued interest into common shares of the Company at any time. The conversion rate will be at a discount of 40% applied to the five lowest trading prices for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 135% interest and 91 days through 180 for a cash payment of the principal plus 140% interest. The Company cannot prepay any amount outstanding after 180 days.

Subsequent to May 31, 2017, the Company paid $119,000 for its Property Lease Agreement with Simfox Enterprises and $36,000 towards its construction agreement.

Subsequent to May 31, 2017, the Company paid off its December 28, 2016 note with Crown Bridge Partners in full for $71,500. The payment includes principle of $46,000, accrued interest and prepayment penalty.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in our Form 8-K/A filed December 2, 2016, George Stewart, CPA, resigned as our independent registered public accounting firm due to his transition to retirement. Effective on the same day the Company engaged Fruci & Associates II, PLLC as its new independent registered public accounting firm.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer concluded that, as of May 31, 2017, these disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible to establish and maintain adequate internal control over financial reporting. Our Chief Executive Officer is responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The policies and procedures include:

•	maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,
•	reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and
•	reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period May 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework of 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year May 31, 2017, our internal control over financial reporting were not effective at that reasonable assurance level. The following aspects of the Company were noted as potential material weaknesses:

  timely and accurate reconciliation of accounts
  lack of segregation of duties

Changes in Internal Controls over Financial Reporting

Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the fourth quarter of the year ended May 31, 2017.

Attestation Report of Independent Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because as a smaller reporting company we are not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

 Item 9B.  OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers of the Company:

As of May 31, 2017, our officers and directors were as follows:

NAME	AGE	OFFICE	SINCE
Taiwo Aimasiko	42	Director, CEO, CFO	2012

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

Involvement in Certain Legal Proceedings

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2017, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, for all services rendered in all capacities to us for the latest fiscal year ended May 31, 2017.

Name	Title	Year	Salary	Bonus	Stock awards	Option awards	Non-Equity incentive plan compensation	Non-qualified deferred compensation	All other compensation	Total
Taiwo Aimasiko	CEO	2016	0	0	0	0	0	0	0	0
Taiwo Aimasiko	CEO	2017	0	0	0	0	0	0	0	0

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (#)	Percent of Class (%)
Taiwo Aimasiko, CEO, CFO, Director	Common Shares	50,000,000	16.58%
All Officers and Directors as a Group (1 person)	Common Shares	50,000,000	16.58%

Ms. Aimasiko also owns 50,000,000 shares of Series B Preferred stock, which is 100% of the authorized.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 301,640,836 shares of common stock outstanding as of the date of this report.

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

The President of the Company provides management fees and office premises to the Company for a fee of $1,500 per month, the right to which the President has agreed to assign to the Company until such a time as the Company closes on an Equity or Debt financing of not less than $750,000. The assigned rights are valued at $1,000 per month for rent and $500 for executive compensation. As of May 31, 2017 and 2016, there is $45,000 and $27,000 accrued for these fees, respectively.

As of May 31, 2017 and 2016, there are loans from the majority shareholder and related party of $11,438 and $11,236, respectively. These loans were made in order to assist in meeting general and administrative expenses. These advances are unsecured, due on demand and non-interest bearing.

During the year ended May 31, 2017, the Company paid $5,425 for expense reimbursement to our CEO. Expenses were incurred for travel and travel related costs.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal period was as follows:

2017
Audit Fees	$16,250
Audit Related Fees	$-
Tax Fees	$-
All Other Fees	$-
Total	$16,250

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

Exhibit Exhibit

Number Description

10.1 Supplier Agreement

10.2 Convertible Promissory Note dated December 28, 2016 issued to Crown Bridge Partners

10.3 Convertible Promissory Note dated March 20, 2017 issued to Crown Bridge Partners.

10.4 Convertible Promissory Note dated March 27, 2017 issued to JSJ Investments.

10.5 Convertible Promissory Note dated April 4, 2017 issued to Auctus Fund, LLC.

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

Date: September 15, 2017

/s/ Taiwo Aimasiko

Taiwo Aimasiko

Chief Executive Officer,

President, and Director

