Form 10-K/A
period 2017-05-31
Bemax, Inc.
filed 2017-09-20
CIK 1613895

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

/s/ Fruci & Associates II, PLLC Spokane, Washington
September 15, 2017

GEORGE STEWART, CPA

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554 FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

BeMax Inc.

I have audited the accompanying balance sheets of BeMax Inc. as of May 31, 2016 and the related statements of operations, stockholders’ equity and cash flows for the year ended May 31, 2016. BeMax Inc.’s management is responsible for these financial statements.. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BeMax Inc., as of May 31, 2016 and the results of its operations and its cash flows for each of the year ended May 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

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

June 2, 2017

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
F-4

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

f-12

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

Date: September 19, 2017

/s/ Taiwo Aimasiko

Taiwo Aimasiko

Chief Executive Officer,

President, and Director

