Form 10-K/A
period 2016-05-31
Bemax, Inc.
filed 2017-11-02
CIK 1613895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF TH E SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to August ____

Commission File Number 333-197756

BEMAX INC.

(Exact name of registrant as specified in its charter)

Nevada	5190	46-554081
(State or other jurisdiction of Organization)	(Primary Standard Industrial Classification Code)	(Number IRS Employer Identification Number)

625 Silver Oak Drive

Dallas, GA 30132.

Tel: (770) 401-1809

(Address and telephone number of registrant’s executive office)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company Emerging growth company	☒ ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

Number of common shares outstanding as of May 31, 2016: 258,750,000

Explanatory Note: The balance sheet as of May 31, 2016 and Statements of Operations and Cash Flows were restated to reflected corrections, as purchases made for resale were recorded on the cash basis, embedded feature and debt discounts related to convertible notes were not recorded and there were other clerical errors. There was no significant effect on EPS.

ITEM 1. Business

We were incorporated in the State of Nevada on November 28, 2012. We export Disposable Baby Diapers from U.S. and Canada and distribute them in London, and South Africa. We also export from manufacturers from Asia and distribute to other parts of Africa. We have generated minimal revenues. We maintain our statutory registered agent’s office at 5348 Vegas Drive, Las Vegas, NV 89108. Our telephone number is 770-401-1809.

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

ITEM 1A. RISK FACTORS

As a “smaller reporting company” we are not required to provide the information required by this Item.

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

ITEM 3. LEGAL PROCEEDINGS

No officer, director or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

●	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter within the most recent fiscal year.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Year Ending May 31, 2016	HIGH	LOW
Quarter Ending August 31, 2015	0.69	0.60
Quarter Ending November 30, 2015	0.29	0.29
Quarter Ending February 29, 2016	0.15	0.114
Quarter Ending May 31, 2016	0.76	0.68

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

Liquidity and Capital Resources

	Fiscal Year Ended May 31, 2016	Fiscal Year Ended May 31, 2015
Net Cash Used in Operating Activities	$(128,799)	$(4,113)
Net Cash Used by Investing Activities	$-	$(500)
Net Cash Provided by Financing Activities	$186,400	$58,750

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficit of $221,417 since inception (November 28, 2012) to the period ended May 31, 2016 and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. However, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On September 8, 2015, the Company announced to launch an exclusive private-label of disposable diapers and wipes, called Mother’s Hugs and Mother’s Choice, to be sold and distributed through existing Bemax distribution channels of wholesalers and retailers in Europe and emerging African markets as well as to buyers online through Bemax ecommerce website.

On October 15, 2015, the Company announced the launch of its new ecommerce website bemaxinc.com/webstore. Bemax new site provides quick and intuitive access to our private-labels and enhances the quality and availability of our Mother’s Choice and Mother’s Touch labels to our customers.

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

Results of Operations for the Period Ended May 31, 2016 and 2015

Revenues

Revenues for the year ended May 31, 2016 totaled $573,838 compared to $100,000 in revenue for the year ended May 31, 2015.

Gross Profit

The company generated gross profit of $97,041 for the period ended May 31, 2016 compared to $5,000 for the period ended May 31, 2015.

Operating Cost

Our total operating costs for the year ended May 31, 2016 were $40,150 compared to $26,619 for the year ended May 31, 2015, which consisted mostly of general and administrative expense.

Other Income and Expense

For the year ended May 31, 2016, we had total other expense of $254,187 compared to $0 for the year ended May 31, 2015. For the year ended May 31, 2016, we recorded interest and loan fee expense of $13,044. In addition, as a result of the convertible promissory notes, we recorded interest expense on debt discount of $11,102, a loss on the issuance of convertible debt of $358,374 for the prior year, and a gain of $128,333 in the prior year.

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

MAY 31, 2016 and 2015

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

/S/ George Stewart

Seattle, Washington

June 2, 2017

BEMAX INC.
Balance Sheets

	May 31, 2016	May 31, 2015
	(Restated)	(Restated)
ASSETS
Current Assets:
Cash	$115,738	$58,137
Inventory	189,823	-
Total current assets	305,561	58,137

Property and Equipment	500	500

Total Assets	$306,061	$58,637

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$-	$2,672
Accrued interest on convertible loans	1,845	-
Derivative liability	351,041	-
Debt discount	(134,148)	-
Convertible Loans	207,750	-
Loan from shareholder and related party	38,236	17,336
Total current liabilities	464,724	20,008

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.0001 par value, 500,000,000 shares authorized; 258,792,500 and 258,750,000 shares issued and outstanding, respectively	25,879	25,875
Additional paid-in capital	36,875	36,875
Accumulated deficit	(221,417)	(24,121)
Total Stockholders’ Equity (Deficit)	(158,663)	38,629

Total Liabilities and Stockholders’ Equity	$306,061	$58,637

The accompanying notes are an integral part of these financial statements.

BEMAX INC.
Statements of Operations

	For the Years Ended May 31,
	2016	2015
	(Restated)	(Restated)
Revenue	$573,838	$100,000
Cost of goods sold	476,797	(95,000)
Gross Margin	97,041	5,000

Operating Expenses:
Professional fees	12,304	-
Management fees	6,000	-
General and administrative	21,846	26,619

Total Operating Expenses	40,150	26,619

Income (loss) from operations	56,891	(21,619)

Other Income (Expense):
Interest expense and loan fees	(13,044)	-
Interest expense – debt discount	(11,102)	-
Change in fair value of derivative	128,333	-
Loss on issuance of convertible debt	(358,374)	-
Total other expense	(254,187)	-

Net loss	$(197,296)	$(21,619)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	258,792,500	258,750,000

The accompanying notes are an integral part of these financial statements.

BEMAX INC
Statement of Stockholders’ Equity (Deficit)
(Restated)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at May 31, 2014	200,000,000	20,000	$(16,000)	$(2,502)	$1,498

Stock issued for cash	58,750,000	5,875	52,875	-	58,750

Net loss for the year ended May 31, 2015	-	-	-	(21,619)	(21,619)

Balance at May 31, 2015	258,750,000	25,875	36,875	(24,121)	38,629

Stock issued for services	42,500	4	-	-	4

Net loss for the year ended May 31, 2016	-	-	-	(197,296)	(197,296)

Balance at May 31, 2016	258,792,500	$25,879	$36,875	$(221,417)	$(158,663)

The accompanying notes are an integral part of these financial statements.

BEMAX INC.
Statements of Cash Flows

	For the Years Ended May 31,
	2016	2015
	(Restated)	(Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(197,296)	$(21,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	4	-
Change in fair value of derivative	(128,333)	-
Loss on issuance of convertible debt	358,374	-
Amortization of debt discount	11,102	-
Changes in Operating Assets and Liabilities:
Prepaids	-
Inventory	(189,823)	-
Accounts payable	(2,672)	2,672
Accrued interest on convertible loans	1,845	-
Accruals, related party	18,000	-
Net Cash Used in Operating Activities	(128,799)	(18,947)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(500)
Net Cash Used in Investing Activities	-	(500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible loans	183,500	-
Proceeds from the sale of common stock	-	58,750
Loan from shareholder and related party	2,900	14,834
Net Cash Provided by Financing Activities	186,400	73,584

NET INCREASE IN CASH	57,601	54,137
CASH AT BEGINNING OF YEAR	58,137	4,000
CASH AT END OF YEAR	$115,738	$58,137

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Financing Activities:
Common stock issued for debt	$302,750	$-

The accompanying notes are an integral part of these financial statements.

BEMAX INC. Notes to the Financial Statements May 31, 2016

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

NOTE 2 - GOING CONCERN

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the year ended May 31, 2016 or 2015.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at May 31, 2016.

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

The Company determined that using an alternative valuation model such as a Binomial-Lattice model would result in minimal differences. The fair value of the embedded conversion feature of debt classified as derivative liabilities are adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded as other income or expense in the statement of operations. As of May 31, 2016, the embedded conversion feature of $351,041 of convertible notes payable was classified as a derivative liability. Each reporting period the embedded conversion feature is re-valued and adjusted through the caption “change in fair value of derivative liabilities” on the statements of operations.

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

The Company’s diluted loss per share is the same as the basic loss per share for the years ended May 31, 2016 and 2015, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

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

As of May 31, 2016, there are loans from the majority shareholder and related party totalling $38,236. These loans were made in order to assist in meeting general and administrative expenses. These advances are unsecured, due on demand and carry no interest or collateral.

NOTE 5 - STOCKHOLDER’S EQUITY

Between October 14 and 24, 2014, the Company authorized and issued 58,750,000 shares of common stock at $0.05 per share to various investors for net proceeds to the Company of $58,750.

On June 5, 2015, the Company decided to increase the authorized number of common shares that can be issued from 70,000,000 to 500,000,000 with the same par value of $0.0001 per share. The Company also declared a Fifty (50) to One (1) forward stock split effective immediately.

At May 31, 2016, there are 500,000,000 shares of common stock at a par value of $0.0001 per share authorized and 258,792,500 issued and outstanding.

The 50-1 stock split has been shown retroactively.

NOTE 6 - INCOME TAXES

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

The provision for refundable federal income tax consists of the following for the periods ending:

May 2016
Federal income tax benefit attributable to:
Current Operations	$221,417
Less: valuation allowance	(221,417)
Net provision for Federal income taxes	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at May 31:

	2016	2015
Deferred tax asset attributable to:
Net operating loss carryover	$221,417	$165,264
Less: valuation allowance	(221,417)	(165,264)
Net deferred tax asset	$—	$—

NOTE 7 - CONVERTIBLE LOANS

On February 16, 2016, the Company issued a Convertible Promissory Note in favor of Crown Bridge Partners, LLC. The principal amount of the loan is $40,000 (forty thousand dollars) with an original issue discount of $4,000 (four thousand dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on February 16, 2017. Crown Bridge Partners LLC. has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 48% of the lowest price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 130% interest and 91 days through 180 for a cash payment of the principal plus 150% interest. The Company cannot prepay any amount outstanding after 180 days. The conversion feature was not effective as of yearend; therefore, there are no derivatives related to the embedded conversion feature.

On April 19, 2016, the Company issued a Convertible Promissory Note in favor of Crown Bridge Partners, LLC. The principal amount of the loan is $30,000 (thirty thousand dollars) with an original issue discount of $3,500 (three thousand five hundred dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on April 19, 2017. Crown Bridge Partners LLC., has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 48% of the lowest price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 130% interest and 91 days through 180 for a cash payment of the principal plus 150% interest. The Company cannot prepay any amount outstanding after 180 days. The company bifurcated the conversion feature and accounted for it as a derivative liability. The conversion feature was not effective as of yearend; therefore, there are no derivatives related to the embedded conversion feature.

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

On May 10, 2016, the Company issued a Convertible Promissory Note in favor of Auctus Fund, LLC. The principal amount of the loan is $77,750 (seventy-seven thousand, seven hundred and fifty dollars) with an original issue discount of $6,750 (six thousand, seven hundred and fifty dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on May 10, 2017. Auctus Fund LLC. has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 48% of the lowest average price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 135% interest and 91 days through 120 for a cash payment of the principal plus 140% interest. From 121 through 150 days, prepaying the principal plus accrued interest plus 145% interest and day 151 through 180 days plus interest of 150%. The Company cannot prepay any amount outstanding after 180 days. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $261,774 based on the Black Scholes Merton pricing model and a corresponding debt discount of $77,750 to be amortized utilizing the interest method of accretion over the term of the note. As of May 31, 2016, the Company fair valued the derivative at $181,611 resulting in a gain on the change in the fair value of $80,164. In addition, $5,916 of the debt discount has been amortized to interest expense.

A summary of outstanding convertible notes as of May 31, 2016, is as follows:

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Principal Balance 5/31/2016
Crown Bridge Partners, LLC	2/16/2016	2/16/2017	8%	$40,000
Crown Bridge Partners, LLC	4/19/2016	4/19/2017	8%	30,000
Adar Bays, LLC	5/9/2016	5/9/2017	8%	30,000
Eagle Equities, LLC	5/9/2016	5/9/2017	8%	30,000
Auctus Fund, LLC	5/10/2016	2/10/2017	8%	77,750
Total				$207,750

A summary of the activity of the debt discount as of May 31, 2016 is as follows:

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Amount of Note	Debt Discount	Net Principal Balance 5/31/2016
Crown Bridge Partners, LLC	2/16/2016	2/16/2017	8%	$40,000	$(2,850)	$37,150
Crown Bridge Partners, LLC	4/19/2016	4/19/2017	8%	30,000	(3,080)	26,920
Adar Bays, LLC	5/9/2016	5/9/2017	8%	30,000	(28,192)	1,808
Eagle Equities, LLC	5/9/2016	5/9/2017	8%	30,000	(28,192)	1,808
Auctus Fund, LLC	5/10/2016	2/10/2017	8%	77,750	(71,834)	5,916
Total				$207,750	$(134,148)	$73,602

A summary of the activity of the derivative liability for the year ended May 31, 2016 is as follows:

Balance at May 31, 2015	$-
Increase to derivative due to new issuances	479,374
Derivative (gain) due to mark to market adjustment	(128,333)
Balance at May 31, 2016	$351,041

NOTE 8 – RESTATEMENT

The balance sheet as of May 31, 2016 and Statements of Operations and Cash Flows were restated to reflected corrections, as purchases made for resale were recorded on the cash basis, embedded feature and debt discounts related to convertible notes were not recorded and there were other clerical errors. There was no significant effect on EPS.

The following table summarizes changes made to the May 31, 2016 financial statements.

	May 31, 2016
Balance Sheet:	As Reported	Adjustment	As Restated
Accounts receivable	$372,622	$(372,622)	$-
Inventory	-	189,823	189,823
Total Current Assets	488,360	(182,799)	305,561
Total Assets	488,860	(182,799)	306,061
Accounts payable	319,795	(319,795)	-
Derivative liability	-	351,041	351,041
Debt discount	-	(134,148)	(134,148)
Deferred revenue	507,722	(507,722)	-
Total current liabilities	1,075,348	(610,624)	464,724
Total liabilities	1,075,348	(610,624)	464,724
Accumulated deficit	(649,241)	427,824	(221,417)

Statement of Operations:
Purchase – Resale items	629,440	(152,643)	476,797
Gross profit (loss)	(90,702)	187,473	97,041
Operating expenses	72,469	(32,319)	40,150
Non-operating expenses	-	254,287	254,287
Net loss	(163,171)	(34,125)	(197,296)

For the year ended May 31, 2015, accounts receivable, accounts payable, deferred revenue, sales and purchases were adjusted as the errors related to the COGS and sales that occurred in 2015. As a result, the net loss decreased by approximately $450,000 and the loss per shares remained below $0.01.

NOTE 9 - SUBSEQUENT EVENTS

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

On March 20, 2017, the Company authorized and issued a Convertible Promissory Note in favor of Crown Bridge Partners for $114,000.

On March 27, 2017, the Company authorized and issued a Convertible Promissory Note in favor of JSJ Investments, Inc. for $125,000.

On April 4, 2017, the Company authorized and issued a Convertible Promissory Note in favor of Auctus Fund, LLC for $145,000.

On May 18, 2017, Bemax Inc. (the “Company”) filed a Certificate of Amendment with the Nevada Secretary of State (the “Nevada SOS”) whereby it amended its Articles of Incorporation by increasing the Company’s authorized number of shares of common stock from 500,000,000 million to 850,000,000 million.

Refer to amended filings for the quarters and year end subsequent to May 31, 2016 for additional subsequent activity.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure during the relevant period.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2016.

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

8

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2016, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, for all services rendered in all capacities to us for the latest fiscal year ended May 31, 2016 and 2015.

Name	Title	Year	Salary	Bonus	Stock awards	Option awards	Non-Equity incentive plan compensation	Non-qualified deferred compensation	All other compensation	Total
Taiwo Aimasiko	CEO	2015	0	0	0	0	0	0	9,000	9,000
Taiwo Aimasiko	CEO	2016	0	0	0	0	0	0	18,000	18,000

9

Stock Option Grants

We have not granted any stock options to the executive officers since our inception.

Compensation Agreements

We do not have employment agreements with our sole officer. Members of our Board of Directors do not receive compensation for their services as Directors.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The mailing address for all persons is 625 Silver Oak Drive, Dallas, GA 30132.

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

10

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

(3) Exhibits

The exhibits listed in the Exhibit Index are incorporated herein by reference and/or are filed as part of this Form 10-K.

Exhibit	Exhibit
Number	Description

10.1	Supplier Agreement
10.2	Convertible Promissory Note dated June 14, 2016 issued to Black Forest Capital
10.3	Convertible Promissory Note dated June 1, 2016 issued to JSJ Investments Inc.
10.4	Convertible Promissory Note dated May 10, 2016 issued to Auctus Fund, LLC.
10.5	Convertible Promissory Note dated May 9, 2016 issued to Eagle Equities, LLC.
10.6	Convertible Promissory Note dated May 9, 2016 issued to Adar Bays, LLC.
10.7	Convertible Promissory Note dated April 19, 2016 issued to Crown Bridge Partners
10.8	Convertible Promissory Note dated February 16, 2016 issued to Crown Bridge Partners
23.1	Consent of Independent Registered Public Accounting Firm, George Stewart, CPA
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.2	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

11

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2017

/s/ Taiwo Aimasiko
Taiwo Aimasiko
Chief Executive Officer, Chief Financial Officer,
President, Treasurer and Director

12