Form 10-Q/A
period 2016-11-30
Bemax, Inc.
filed 2017-11-02
CIK 1613895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of January 11, 2017, the issuer had 451,640,836 shares of its common stock issued and outstanding.

Explanatory Note: The May 31, 2016 financial statements were restated to record inventory for purchases previously recorded on a cash basis, eliminate accounts receivable, accounts payable and deferred revenue recorded due to errors; and to account for the embedded conversion feature related to convertible loans.

As a result of the errors related to inventory and recording prior sales and cost of goods sold, the financial statements for the six months ended November 30, 2015 were restated to reflect these changes.

The balance sheets as of November 30, 2016 and statements of operations and cash flows for the six months then ended were restated as well.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BEMAX INC.

Financial Statements

Condensed Balance Sheets as of November 30, 2016 (unaudited) and May 31, 2016	2

Condensed Statements of Operations for the Three and Six Months ended November 30, 2016 and 2015 (unaudited)	3

Condensed Statements of Cash Flows for the Six Months ended November 30, 2016 and 2015 (unaudited)	4

Notes to the Condensed Financial Statements (unaudited)	5

BEMAX INC

Condensed Balance Sheets

(Unaudited)

	November 30, 2016	May 31, 2016
ASSETS	(Unaudited / Restated)	(Restated)
Current Assets:
Cash	$14,454	$115,738
Inventory	321,828	189,823
Total current assets	336,282	305,561

Furniture and equipment	500	500

Total Assets	$336,782	$306,061

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities:
Accrued interest on convertible loans	12,863	1,845
Derivative liability	401,710	351,041
Convertible loans, net of discount of $133,280 and $134,148, respectively	162,466	73,602
Loan from shareholder and related party	47,236	38,236
Total current liabilities	624,275	464,724
Total Liabilities	624,275	464,724

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.0001 par value, 500,000,000 shares authorized; 259,196,500 and 258,792,500 shares issued and outstanding, respectively	25,920	25,879
Additional paid-in capital	43,838	36,876
Accumulated deficit	(357,251)	(221,418)
Total Stockholders’ (Deficit)	(287,493)	(158,663)
Total Liabilities and Stockholders’ Equity	$336,782	$306,061

The accompanying notes are an integral part of these unaudited condensed financial statements.

BEMAX INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended November 30,		For the Six Months Ended November 30,
	2016	2015	2016	2015
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$23,031	$100,319	$115,153	$100,319
Cost of goods sold	5,297	88,513	116,177	88,513
Gross margin	17,734	11,806	(1,024)	11,806

Operating Expenses:
Professional fees	1,100	1,000	9,400	4,700
Management fees	1,500	1,500	3,000	3000
General and administrative	4,025	3,510	10,584	8,423
Total Operating Expenses	6,625	6,010	22,984	16,123

Income (loss) from operations	11,109	5,796	(24,008)	(4,317)

Other Income (Expense):
Interest expense and loan fees	(6,079)	-	(49,289)	-
Interest expense discount	(82,115)	-	(162,368)	-
Change in fair value of derivative liability	47,145	-	383,922	-
Loss of issuance on convertible debt	(12,086)	-	(284,091)	-
Total other expense	(53,135)	-	(111,826)	-
Net income (loss)	$(42,026)	$5,796	$(135,834)	$(4,317)
Basic and diluted income (loss) per share	(0.00)	0.00	(0.00)	(0.00)
Weighted average number of shares outstanding – basic and diluted	258,843,687	258,750,000	258,817,954	258,750,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

BEMAX INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended November 30,
	2016	2015
	(Restated)	(Restated)
CASH FLOW FROM OPERATING ACTIVITES:
Net loss	$(135,834)	$(4,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative	(383,922)	-
Loss on issuance of convertible debt	284,091	-
Amortization of debt discount	162,368	-
Changes in Operating Assets and Liabilities:
Inventory	(132,005)	(17,697)
Accounts payable	-	(2,350)
Accrued interest on convertible loans	18	-
Net Cash Used in Operating Activities	(205,284)	(24,364)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible loans	135,000	-
Repayment of convertible loan	(40,000)	-
Loan from shareholder and related party	9,000	11,900
Net Cash Provided by Financing Activities	104,000	11,900

NET DECREASE IN CASH	(101,284)	(12,464)
CASH AT BEGINNING OF PERIOD	115,738	58,137
CASH AT END OF PERIOD	$14,454	$45,673

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$22,272	$-
Income Taxes	$-	$-

Non-cash transactions:
Common shares issued to pay principal on convertible notes	$7,004	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending May 31, 2017. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K/A for the year ended May 31, 2016.

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

Derivative Financial Instruments

Derivative liabilities are recognized in the balance sheets at fair value based on the criteria specified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-15 – Derivatives and Hedging – Embedded Derivatives (“ASC 815-15”). Pursuant to ASC Topic 815-15 an evaluation of the embedded conversion feature of convertible debt is evaluated to determine if the bifurcated debt conversion feature is required to be classified as a derivative liability. Since the terms of the embedded conversion features of the Company’s convertible debt provides for the issuance of shares of common stock at the election of the holders and the number of shares is subject to adjustment for a decline in the price of the Company’s common stock, the Company determined that the embedded conversion option met the criteria of a derivative liability. The estimated fair value of the embedded conversion feature of debt classified as derivative liabilities are determined using the Black-Scholes option pricing model. The model utilizes Level 3 unobservable inputs to calculate the fair value of the derivative liabilities at each reporting period. The Company determined that using an alternative valuation model such as a Binomial-Lattice model would result in minimal differences. The fair value of the embedded conversion feature of debt classified as derivative liabilities are adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded as other income or expense in the statement of operations. As of November 30, 2016, the embedded conversion feature of $410,269 of convertible notes payable was classified as a derivative liability. Each reporting period the embedded conversion feature is re-valued and adjusted through the caption “change in fair value of derivative liabilities” on the statements of operations.

Fair value of financial instruments

The Company follows Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 825-10-50-10, Financial Instruments—Overall—Disclosure, for disclosures about fair value of our financial instruments and ASC 820-10-35-37, Fair Value Measurement—Overall—Subsequent Measure—Fair Value Hierarchy, to measure the fair value of our financial instruments. ASC 820-10-35-37 establishes a framework for measuring fair value GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10-35-37 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by ASC 820-10-35-37 are described below:

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

As of November 30, 2016, there are loans from the majority shareholder and related party totalling $47,236. These loans were made in order to assist in meeting general and administrative expenses. These advances are unsecured, due on demand and carry no interest or collateral.

NOTE 5 - STOCKHOLDER’S EQUITY

On June 5, 2015, the Company decided to increase the authorized amount of common shares that can be issued from 70,000,000 to 500,000,000 with the same par value of $0.0001 per share. The Company also declared a Fifty (50) to One (1) forward stock split effective immediately. The 50-1 stock split has been shown retroactively.

During fiscal year 2016, the Company issued 42,500 Common Shares at $0.0001 par value to an attorney for legal services rendered.

At November 30, 2016, there are 500,000,000 shares of common stock at a par value of $0.0001 per share authorized and 259,196,500 issued and outstanding.

NOTE 6 - CONVERTIBLE LOANS

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

On April 19, 2016, the Company issued a Convertible Promissory Note in favor of Crown Bridge Partners, LLC. The principal amount of the loan is $30,000 (thirty thousand dollars) with an original issue discount of $3,500 (three thousand five hundred dollars) and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on April 19, 2017. Crown Bridge Partners L.L.C. has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 48% of the lowest price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 130% interest and 91 days through 180 for a cash payment of the principal plus 150% interest. The Company cannot prepay any amount outstanding after 180 days. The Company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $124,890 based on the Black Scholes Merton pricing model and a corresponding debt discount of $30,000 to be amortized utilizing the interest method of accretion over the term of the note. On November 1, 2016, $4,004 of principal was converted into 154,000 shares of common stock. Due to the conversion within the terms of the agreement, no gain or loss was recognized. At the time of conversion, the Company fair valued the derivative at $91,172 resulting in a loss on the change in the fair of $52,011. As of November 30, 2016, the Company again fair valued the derivative at $36,845 resulting in a gain on the change in the fair value for the six months of $88,045. In addition, $12,175 of the debt discount has been amortized to interest expense.

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

On June 2, 2016, the Company issued a Convertible Promissory Note in favor of JSJ Investments Inc. The principal amount of the loan is $55,000 (fifty-five thousand dollars) with an original issue discount of $3,000 (three thousand dollars) a payment of $2,000 (two thousand dollars) for the Note itself and it carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on June 2, 2017. JSJ Investments, Inc. has the option to convert the Note plus accrued interest into common shares of the Company, at any time. The conversion rate will be at a discount of 52% of the lowest price for ten days prior to the actual date of conversion. The Company has the right to prepay any part of the loan plus accrued interest up to 90 days from the issue date, subject to a cash payment of the principal plus 135% interest and 91 days through 120 for a cash payment of the principal plus 140% interest. Day 121 through 150 days, pre-paying the principal plus accrued interest plus 145% interest and day 151 through 180 days plus interest of 150%. The Company cannot prepay any amount outstanding after 180 days. The Company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $167,895 based on the Black Scholes Merton pricing model and a corresponding debt discount of $55,000 to be amortized utilizing the interest method of accretion over the term of the note. As of November 30, 2016, the Company fair valued the derivative at $71,255 resulting in a gain on the change in the fair value for the six months of $96,640. In addition, $20,446 of the debt discount has been amortized to interest expense.

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

A summary of outstanding convertible notes as of November 30, 2016, is as follows:

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Amount of Note	Repayments / Conversions	Principal Balance 11/30/2016
Crown Bridge Partners, LLC (1)	2/16/2016	2/16/2017	8%	$40,000	$(40,000)	$-
Crown Bridge Partners, LLC (2)	4/19/2016	4/19/2017	8%	30,000	(4,004)	25,996
Adar Bays, LLC (2)	5/9/2016	5/9/2017	8%	30,000	(3,000)	27,000
Eagle Equities, LLC	5/9/2016	5/9/2017	8%	30,000	-	30,000
Auctus Fund, LLC	5/10/2016	2/10/2017	8%	77,750	-	77,750
JSJ Investments Inc.	6/2/2016	2/26/2017	8%	55,000	-	55,000
Black Forest Capital LLC	6/14/2016	6/14/2017	8%	80,000	-	80,000
Total				$342,750	$(47,004)	$295,746

(1)	This Note was repaid in full with cash on July 14, 2016.
(2)	Reductions are conversions to stock.

A summary of outstanding convertible notes as of November 30, 2016, is as follows:

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Amount of Note	Debt Discount	Net Principal Balance 11/30/2016
Crown Bridge Partners, LLC	4/19/2016	4/19/2017	8%	$25,946	$(12,125)	$13,821
Adar Bays, LLC	5/9/2016	5/9/2017	8%	27,000	(10,159)	16,841
Eagle Equities, LLC	5/9/2016	5/9/2017	8%	30,000	(13,151)	16,849
Auctus Fund, LLC	5/10/2016	2/10/2017	8%	77,750	(20,282)	57,468
JSJ Investments Inc.	6/2/2016	2/26/2017	8%	55,000	(34,554)	20,446
Black Forest Capital LLC	6/14/2016	6/14/2017	8%	80,000	(42,959)	37,041
Total				$295,696	$(133,230)	$162,466

(1)	This Note was repaid in full on July 14, 2016.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at May 31, 2016	$351,041
Increase to derivative due to new issuances	396,005
Change due to debt settlement	32,623
Derivative loss due to mark to market adjustment	(377,959)
Balance at November 30, 2016	$401,710

On November 1, 2016, Crown Bridge Partners, LLC converted $4,004 of principal into 154,000 shares of common stock at $0.026 per share. The balance of the loan at November 30, 2016 is $25,996.

On November 22, 2016, Adar Bays LLC converted $3,000 of principal into 250,000 shares of common stock at $0.01305 per share. The balance of the loan at November 30, 2016 is $27,000.

NOTE 7 – RESTATEMENT

The May 31, 2016 financial statements were restated to record inventory for purchases previously recorded on a cash basis, eliminate accounts receivable, accounts payable and deferred revenue recorded due to accounting errors; and to account for the embedded conversion feature related to convertible loans.

The following table summarizes changes made to the May 31, 2016 balance sheet.

	May 31, 2016
Balance Sheet:	As Reported	Adjustment	As Restated
Accounts receivable	$372,622	$(372,622)	$-
Inventory	$-	$189,823	$189,823
Total Current Assets	$488,360	$(182,799)	$305,561
Total Assets	$488,860	$(182,799)	$306,061
Accounts payable	$319,795	$(319,795)	$-
Derivative liability	$-	$351,041	$351,041
Debt discount	$-	$(134,148)	$(134,148)
Deferred revenue	$507,722	$(507,722)	$-
Total current liabilities	$1,075,348	$(610,624)	$464,724
Total liabilities	$1,075,348	$(610,624)	$464,724
Accumulated deficit	$(649,241)	$427,823	$(221,418)

As a result of the errors related to inventory and recording prior sales and cost of goods sold, the financial statements for the six months ended November 30, 2015 were restated to reflect these changes.

The balance sheets as of November 30, 2016 and statements of operations and cash flows for the six months then ended were restated as well with the following changes.

	November 30, 2016
Balance Sheet:	As Reported	Adjustment	As Restated
Inventory	$-	$321,828	$321,828
Derivative liability	$-	$401,710	$401,710
Debt discount	$-	$(133,280)	$(133,280)
Convertible loans	$298,746	$(3,000)	$295,746
Accrued interest	$9,599	$3,264	$12,863
Common stock	$25,919	$1	$25,920
Additional paid in capital	$44,102	$(264)	$43,838
Accumulated deficit	$(411,373)	$54,122	$(357,251)
Statement of Operations:
Cost of goods sold	$122,182	$(6,005)	$116,177
Non-operating expenses	$(60,290)	$(51,536)	$(111,826)
Net loss	$(216,302)	$80,468	$(135,834)

NOTE 8 - SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report on Form 10-Q/A contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

Business Overview

Bemax Inc. is a Nevada –based company focusing on the distribution of disposable baby diapers made in North America and Asia by quality producers to wholesalers and retailers in Europe and the emerging markets. We are a development stage corporation and have generated or realized minimal revenues from our business operations.

Liquidity and Capital Resources

	Six Months Ended November 30, 2016	Six Months Ended November 30, 2015
Net Cash Used in Operating Activities	$(205,284)	$(24,364)
Net Cash Used by Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$104,000	$11,900

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

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficit of $357,251 since inception (November 28, 2012) to the period ended November 30, 2016 and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. However, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

For the three months ended November 30, 2016 as compared to the three months ended November 30, 2015

Revenue

The Company had $23,031 in revenue for the three months ended November 30, 2016 compared to $100,319 for period ended November 30, 2015. This reduction is due to the inability to secure viable and less dilutive financing to finance purchase orders. Revenue for the six months ended November 30, 2016 is $115,153 compared to $100,319 for the six months ended November 30, 2015. The increase is due to increase in purchase orders.

Costs of Goods Sold

The total costs of goods for the three months ended November 30, 2016 is $5,297 compared to $88,513 for the three months ended November 30, 2015. The decrease is due to reduction in sales.

The total costs of goods for the six month period ended November 30, 2016 is $116,177 compared to $88,513 for the same six month period ending November 30, 2015. The reason for the increase is due to the increased sales.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended November 30, 2016. The following aspects of the Company were noted as potential material weaknesses:

●	timely and accurate reconciliation of accounts
●	lack of segregation of duties
●	complex accounting transaction expertise

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended November 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

BEMAX INC.

Dated: November 2, 2017	By:	/s/ Taiwo Aimasiko
Taiwo Aimasiko, President and
Chief Executive Officer

Dated: November 2, 2017	By:	/s/ Taiwo Aimasiko
Taiwo Aimasiko,
Chief Financial Officer

