Form 10-Q/A
period 2017-02-28
Bemax, Inc.
filed 2017-11-02
CIK 1613895

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 21, 2017, the issuer had 301,640,836 shares of its common stock issued and outstanding.

Explanatory Note: The May 31, 2016 financial statements were restated to record inventory for purchases previously recorded on a cash basis, eliminate accounts receivable, accounts payable and deferred revenue recorded due to errors; and to account for the embedded conversion feature related to convertible loans.

As a result of the errors related to inventory and recording prior sales and cost of goods sold, the financial statements for the nine months ended February 29, 2016 were restated to reflect these changes.

The statement of operations and cash flows for the nine months ended February 28, 2017 were restated to correct errors made when preparing the financial statement. There were no changes to the balance sheet as of February 28, 2017.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BEMAX INC.

Financial Statements

Condensed Balance Sheets as of February 28, 2017 (unaudited) and May 31, 2016	2

Condensed Statements of Operations for the Three and Nine Months ended February 28, 2017 and 2016 (unaudited)	3

Condensed Statements of Cash Flows for the Nine Months ended February 28, 2017 and 2016 (unaudited)	4

Notes to the Condensed Financial Statements (unaudited)	5

BEMAX INC

Condensed Balance Sheets

(Unaudited)

	February 28, 2017	May 31, 2016
	(Unaudited / Restated)	(Restated)
ASSETS
Current Assets:
Cash	$606	$115,738
Prepaid expenses	56,250	-
Inventory	177,551	189,823
Total current assets	234,407	305,561

Furniture and equipment	500	500

Total Assets	$234,907	$306,061

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities:
Accrued interest on convertible loans	634	1,845
Derivative liability	-	351,041
Convertible loans, net of discount of $3,748 and $134,148, respectively	42,252	73,602
Loan from shareholder and related party	51,736	38,236
Total current liabilities	94,622	464,724
Total Liabilities	94,622	464,724

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock series B, $0.0001 par value, 50,000,000 shares authorized; 50,000,000 and 0 shares issued and outstanding, respectively	5,000	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 301,640,836 and 258,792,500 shares issued and outstanding, respectively	30,164	25,879
Additional paid-in capital	1,533,092	36,876
Accumulated deficit	(1,427,971)	(221,418)
Total Stockholders’ Equity (Deficit)	140,285	(158,663)
Total Liabilities and Stockholders’ Equity	$234,907	$306,061

The accompanying notes are an integral part of these unaudited condensed financial statements.

BEMAX INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended February 28, 2017	For the Three Months Ended February 29, 2016	For the Nine Months Ended February 28, 2017	For the Nine Months Ended February 29, 2016
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$24,960	$246,119	$140,113	$346,338
Cost of goods sold	163,020	187,361	279,197	266,864
Gross margin	(138,060)	58,758	(139,084)	79,474

Operating Expenses:
Professional fees	9,200	3,704	18,600	8,404
Management fees	1,500	1,500	4,500	4,500
General and administrative	68,858	8,654	79,442	14,078
Total Operating Expenses	79,558	13,858	102,542	26,982

Income (loss) from operations	(217,618)	44,900	(241,626)	(52,492)

Other Income (Expense):
Interest expense and loan fees	(3,712)	(1,714)	(53,001)	(1,714)
Interest expense discount	(134,032)	-	(296,400)	-
Change in fair value of derivative liability	(715,358)	-	(331,436)	-
Loss of issuance on convertible debt	-	-	(284,091)	-
Total other expense	(853,102)	(1,714)	(964,928)	(1,714)
Net income (loss)	$(1,070,720)	$43,186	$(1,206,554)	$50,778
Basic and diluted income (loss) per share	(0.00)	0.00	(0.00)	(0.00)
Weighted average number of shares outstanding – basic and diluted	347,475,778	258,792,500	288,045,808	258,792,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

BEMAX INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended February 28, 2017	For the Nine Months Ended February 29, 2016
	(Restated)	(Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,206,554)	$50,778
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative	331,436	-
Loss on issuance of convertible debt	284,091	-
Amortization of debt discount	296,400	-
Impairment expense	157,279	-
Stock issued for services	75,000	-
Changes in Operating Assets and Liabilities:
Prepaids	(56,250)	-
Inventory	(145,007)	(79,999)
Accounts payable	-	-
Accrued interest on convertible loans	(6,027)	-
Net Cash Used in Operating Activities	(269,632)	(29,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible loans	181,000	40,000
Repayment of convertible loan	(40,000)	-
Loan from shareholder and related party	13,500	16,400
Net Cash Provided by Financing Activities	154,500	56,400

NET INCREASE (DECREASE) IN CASH	(115,132)	27,179
CASH AT BEGINNING OF PERIOD	115,738	58,137
CASH AT END OF PERIOD	$606	$85,316

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$22,272	$-
Income Taxes	$-	$-

Non-cash transactions:
Conversion of principal and interest to common shares	$302,750	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BEMAX INC.

Notes to the Financial Statements

February 28, 2017

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

BEMAX INC. (“The Company”) was incorporated in the State of Nevada on November 28, 2012 to engage in the business of exporting disposable baby diapers manufactured in the United States and then distributing them throughout Europe and South Africa. The Company is in the development stage with limited revenues and very limited operating history.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business one year from February 28, 2017. The Company has incurred a loss since inception resulting in an accumulated deficit of $1,427,971 as February 28, 2017and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or the existing cash on hand, loans from directors and/or private placement of common stock. Obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with personal cash, outside loans, or equity issuances. There is no guarantee that the Company will be able to raise any capital through any type of offering.

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

Derivative Financial Instruments

Derivative liabilities are recognized in the balance sheets at fair value based on the criteria specified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-15 – Derivatives and Hedging – Embedded Derivatives (“ASC 815-15”). Pursuant to ASC Topic 815-15 an evaluation of the embedded conversion feature of convertible debt is evaluated to determine if the bifurcated debt conversion feature is required to be classified as a derivative liability. Since the terms of the embedded conversion features of the Company’s convertible debt provides for the issuance of shares of common stock at the election of the holders and the number of shares is subject to adjustment for a decline in the price of the Company’s common stock, the Company determined that the embedded conversion option met the criteria of a derivative liability. The estimated fair value of the embedded conversion feature of debt classified as derivative liabilities are determined using the Black-Scholes option pricing model. The model utilizes Level 3 unobservable inputs to calculate the fair value of the derivative liabilities at each reporting period. The Company determined that using an alternative valuation model such as a Binomial-Lattice model would result in minimal differences. The fair value of the embedded conversion feature of debt classified as derivative liabilities are adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded as other income or expense in the statement of operations. As of February 28, 2017, the embedded conversion feature of $0 of convertible notes payable was classified as a derivative liability. Each reporting period the embedded conversion feature is re-valued and adjusted through the caption “change in fair value of derivative liabilities” on the statements of operations.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of February 28, 2017 and May 31, 2016:

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	-	(331,436)
Total	$-	$-	$-	$(331,436)

May 31, 2016:

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	351,041	128,331
Total	$-	$-	$351,041	$128,331

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

On April 19, 2016, the Company issued a Convertible Promissory Note in favor of Crown Bridge Partners, LLC. The principal amount of the loan was $30,000 (thirty thousand dollars) with an original issue discount of $3,500 (three thousand five hundred dollars) and carried an interest rate of 8% per annum. It becomes due and payable with accrued interest on April 19, 2017. Crown Bridge Partners, LLC. has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate is at a discount of 48% applied to the lowest price for ten days prior to the actual date of conversion. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $124,890 based on the Black Scholes Merton pricing model and a corresponding debt discount of $30,000 to be amortized utilizing the interest method of accretion over the term of the note. As of August 31, 2016, the Company fair valued the derivative at $39,161 resulting in a gain on the change in the fair value for the three months of $85,729. In addition, $11,014 of the debt discount has been amortized to interest expense.

On May 9, 2016, the Company issued a Convertible Redeemable Note in favor of Adar Bays, LLC. The principal amount of the loan was $30,000 (thirty thousand dollars) and carried an interest rate of 8% per annum. It becomes due and payable with accrued interest on May 9, 2017. Adar Bays, LLC. has the option to convert the Note plus accrued interest into common shares of the Company, at any time. The conversion rate will be at a discount of 48% applied to the lowest price for fifteen days prior to the actual date of conversion. The Company recorded the derivative liability at its fair value of $108,800 based on the Black Scholes Merton pricing model and a corresponding debt discount of $30,000 to be amortized utilizing the interest method of accretion over the term of the note. On November 28, 2016, $3,000 of principal was converted into 229,850 shares of common stock. Due to the conversion within the terms of the agreement, no gain or loss was recognized. At the time of conversion, the Company valued the derivative at $40,273 resulting in a gain on the change in the fair value of $8,331. During the third quarter the remaining principal and accrued interest of $27,000 and $1,453, respectively, were fully converted into 22,030,353 shares of common stock resulting in the immediate amortization of the remaining debt discount of $13,159, a $32,001 loss on the change in fair value of the derivative and a $105,878 credit to additional paid in capital.

On May 9, 2016, the Company issued a Convertible Redeemable Note in favor of Eagle Equities, LLC. The principal amount of the loan was $30,000 (thirty thousand dollars) and carried an interest rate of 8% per annum. It becomes due and payable with accrued interest on May 9, 2017. Eagle Equities, LLC. had the option to convert the Note plus accrued interest into common shares of the Company, at any time. The conversion rate is at a discount of 48% of the lowest trading price for fifteen days prior to the actual date of conversion. The Company cannot prepay any amount outstanding after 180 days. The Company recorded the derivative liability at its fair value of $108,800 based on the Black Scholes Merton pricing model and a corresponding debt discount of $30,000 to be amortized utilizing the interest method of accretion over the term of the note.. During the third quarter principal and accrued interest of $30,000 and $1,459, respectively, were fully converted into 16,845,031 shares of common stock resulting in the immediate amortization of the remaining debt discount of $13,151, a $71,501 loss on the change in fair value of the derivative and a $143,634 credit to additional paid in capital.

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

A summary of outstanding convertible notes as of February 28, 2017, is as follows:

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Amount of Note	Repayments / Conversions	Principal Balance 2/28/2017
Crown Bridge Partners, LLC (1)	2/16/2016	2/16/2017	8%	$40,000	$(40,000)	$-
Crown Bridge Partners, LLC	4/19/2016	4/19/2017	8%	30,000	(30,000)	-
Adar Bays, LLC	5/9/2016	5/9/2017	8%	30,000	(30,000)	-
Eagle Equities, LLC	5/9/2016	5/9/2017	8%	30,000	(30,000)	-
Auctus Fund, LLC	5/10/2016	2/10/2017	8%	77,750	(77,750)	-
JSJ Investments Inc.	6/2/2016	2/26/2017	8%	55,000	(55,000)	-
Black Forest Capital LLC	6/14/2016	6/14/2017	8%	80,000	(80,000)	-
Crown Bridge Partners, LLC	12/28/2016	12/28/2017	8%	46,000	-	46,000
Total				$388,750	$(342,750)	$46,000

(1)	This Note was repaid in full with cash on July 14, 2016.

All other reductions were conversions to common shares

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at May 31, 2015	$-
Increase to derivative due to new issuances	479,374
Derivative (gain) due to mark to market adjustment	(128,333)
Balance at May 31, 2016	351,041
Increase to derivative due to new issuances	434,591
Decrease due to debt settlement	(1,117,070)
Derivative loss due to mark to market adjustment	331,438
Balance at February 28, 2017	$-

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

As a result of the errors related to inventory and recording prior sales and cost of goods sold, the financial statements for the nine months ended February 29, 2016 were restated to reflect these changes.

The statement of operations and cash flows for the nine months ended February 28, 2017 were restated to correct errors made when preparing the financial statement. There were no changes to the balance sheet as of February 28, 2017.

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

Refer to the filing for the year ended May 31, 2017 for additional subsequent activity.

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

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended February 28, 2017	Nine Months Ended February 29, 2016
Net Cash Used in Operating Activities	$(269,632)	$(29,221)
Net Cash Used by Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$154,500	$56,400

We currently have minimal cash reserves. To date, the Company has covered operating deficits primarily through loans from the sole director and third-party convertible notes. Accordingly, our ability to pursue our plan of operations is contingent on our being able to obtain funding for the development, marketing and commercialization of our products and services. However, as a result of its lack of operating success, the Company may not be able to raise additional funding to cover operating deficits.

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

Revenue

The Company had $24,960 in sales for the three months ended February 28, 2017 compared to $246,119 for period ended February 29, 2016. This reduction is due to inability to secure viable and less dilutive financing to effectively finance purchase orders.

Sales for the nine months ended February 28, 2017 is $140,113 compared to $346,338 for the nine months ended February 29, 2016. The reduction is due to less purchase order received from the Company’s distributors during this period.

Operating Expense

The total operating expense for the three months ended February 28, 2017 is $79,558 compared to $13,859 for the three months ended February 29, 2016 and $102,542 for the nine months ended February 28, 2017 compared to $26,982 for the nine months ended February 29, 2016. The increase is due to increase in general and administrative expenses relating to product bagging, packaging and consulting.

The total costs of goods for the nine-month period ended February 28, 2017 is $279,197 compared to $266,864 for the same nine-month period ending February 29, 2016. The reason for the decrease is due to reduction in sales and write done of inventory.

Interest Expenses

Total interest expense and loan fees for the nine months ended February 28, 2017 is $53,001 compared to $1,714 interest on loan during the nine-month period ended February 29, 2016.

Off-Balance Sheet Arrangements

As of February 28, 2017, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended February 28, 2017. The following aspects of the Company were noted as potential material weaknesses:

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended February 28, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

