Form 10-K/A
period 2017-05-31
Bemax, Inc.
filed 2017-11-03
CIK 1613895

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company,  indicate  by  check mark if  the registrant  has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided  pursuant  to Section  7(a)(2)(B) of  the Securities Act .  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

Number of common shares outstanding as of September 12, 2017: 301,640,836

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Year Ended May 31, 2017 Compared to the Year Ended May 31, 2016

Revenue and Costs of Goods Sold

Revenue was $144,507 and $573,838 for the years ended May 31, 2017 and 2016, respectively, a decrease of $429,331 or 74.8%. The reduction in sales was due to management’s focus to introduce the company’s brands to the US retail markets.

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

As of May 31, 2017, we have the following convertible notes outstanding.

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Principal Balance 5/31/2017
Crown Bridge Partners, LLC	12/28/2016	12/28/2017	8%	46,000
Crown Bridge Partners, LLC	03/20/2017	03/20/2018	8%	114,000
JSJ Investments, Inc.	03/27/2017	12/22/2017	8%	125,000
Auctus Fund, LLC	04/04/2017	12/30/2017	8%	145,000
Total				430,000

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

Fruci & Associates II, PLLC

Spokane, Washington

November 2, 2017

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

/S/ George Stewart

Seattle, Washington

July 1, 2016

June 2, 2017

BEMAX INC

Balance Sheets

	May 31, 2017	May 31, 2016
		(Restated)
ASSETS
Current Assets:
Cash	$39,386	$115,738
Prepaid expenses	44,048	-
Inventory	194,320	189,823
Total current assets	277,754	305,561

Non-Current Assets:
Property and equipment	14,953	500
Other assets (Note 5)	181,000	-
Total non-current assets	195,953	500

Total Assets	$473,707	$306,061

LIABILITIES AND STOCKHOLERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	12,800	-
Accrued interest on convertible loans	6,966	1,845
Accruals, related party	45,000	27,000
Derivative liability	449,975	351,041
Convertible loans, net of discount of $237,608 and $134,148, respectively	192,392	73,602
Loan from shareholder and related party	11,438	11,236
Total current liabilities	718,571	464,724
Total Liabilities	718,571	464,724

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock series B, $0.0001 par value, 50,000,000 shares authorized; 50,000,000 and 0 shares issued and outstanding, respectively	5,000	-
Common stock, $0.0001 par value, 850,000,000 shares authorized; 301,640,836 and 258,792,500 shares issued and outstanding, respectively	30,164	25,879
Additional paid-in capital	1,533,092	36,875
Accumulated deficit	(1,813,120)	(221,417)
Total Deficit	(244,864)	(158,663)
Total Liabilities and Stockholders’ Equity	$473,707	$306,061

The accompanying notes are an integral part of these financial statements.

BEMAX INC.

Statements of Operations

	For the Years Ended May 31,
	2017	2016
		(Restated)
Revenue	$144,507	$573,838
Cost of goods sold	303,340	476,797
Gross Margin	(158,833)	97,041

Operating Expenses:
Consulting fees	63,000	-
Professional fees	32,325	12,304
Management fees	6,000	6,000
General and administrative	88,632	21,846

Total Operating Expenses	189,957	40,150

Income (loss) from operations	(348,790)	56,891

Other Income (Expense):
Interest expense and loan fees	(62,595)	(13,044)
Interest expense – debt discount	(360,566)	(11,102)
Change in fair value of derivative	(319,318)	128,333
Loss on issuance of convertible debt	(500,434)	(358,374)
Total other expense	(1,242,913)	(254,187)

Net loss	$(1,591,703)	$(197,296)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	290,913,798	258,792,500

The accompanying notes are an integral part of these financial statements.

BEMAX INC

Statement of Stockholders’ Equity (Deficit)

	Series B Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at May 31, 2015	-	$-	258,750,000	$25,875	$36,875	$(24,121)	$38,629

Stock issued for services	-	-	42,500	4	-	-	4

Net loss for the year ended May 31, 2016 (Restated)	-	-	-	-	-	(197,296)	(197,296)

Balance at May 31, 2016 (Restated)	-	-	258,792,500	25,879	36,875	(221,417)	(158,663)

Stock issued for services	-	-	7,500,000	750	74,250	-	75,000

Stock issued for the conversion of debt	-	-	185,348,336	18,535	1,411,967	-	1,430,502

Forfeiture of common for preferred	50,000,000	5,000	(150,000,000)	(15,000)	10,000	-	-

Net loss for the year ended May 31, 2017	-	-	-	-	-	(1,591,703)	(1,591,703)

Balance at May 31, 2017	50,000,000	$5,000	301,640,836	$30,164	$1,533,092	$(1,813,120)	$(244,864)

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

A summary of outstanding convertible notes as of May 31, 2017 and 2016 is as follows:

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	5/31/2016	Additions	Repayments / Conversions	Principal Balance 5/31/2017
Crown Bridge Partners, LLC	2/16/2016	2/16/2017	8%	$40,000	-	$(40,000)	$-
Crown Bridge Partners, LLC	4/19/2016	4/19/2017	8%	30,000	-	(30,000)	-
Adar Bays, LLC	5/9/2016	5/9/2017	8%	30,000	-	(30,000)	-
Eagle Equities, LLC	5/9/2016	5/9/2017	8%	30,000	-	(30,000)	-
Auctus Fund, LLC	5/10/2016	2/10/2017	8%	77,750	-	(77,750)	-
Crown Bridge Partners, LLC	12/28/2016	12/28/2017	8%	-	46,000	-	46,000
JSJ Investments, Inc.	6/2/2016	2/26/2017	8%	-	55,000	(55,000)	-
Black forest Capital, LLC	6/14/2016	6/14/2017	8%	-	80,000	(80,000)	-
Crown Bridge Partners, LLC	03/20/2017	03/20/2018	8%	-	114,000	-	114,000
JSJ Investments, Inc.	03/27/2017	12/22/2017	8%	-	125,000	-	125,000
Auctus Fund,,LLC	04/04/2017	12/30/2017	8%	-	145,000	-	145,000
Total				207,750	565,000	(342,750)	430,000
Less debt discount				(134,148)	-	-	(237,608)
				$73,602	565,000	(342,750)	192,392

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at May 31, 2015	$-
Increase to derivative due to new issuances	479,374
Derivative (gain) due to mark to market adjustment	(128,333)
Balance at May 31, 2016	351,041
Increase to derivative due to new issuances	896,686
Decrease due to debt settlement	(1,117,070)
Derivative loss due to mark to market adjustment	319,318
Balance at May 31, 2017	$449,975

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy for the year ended May 31, 2017 is as follows:

Inputs	May 31, 2017	Initial Valuation
Stock price	$.0074	$ .02 – .0258
Conversion price	$.004	$ .01 – .013
Volatility (annual)	291.5%	283% - 285.85%
Risk-free rate	1.08%	.955% - .975%
Years to maturity	.58	.75

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

The provision for Federal income tax consists of the following at May 31:

	2017	2016
Federal income tax benefit attributable to:
Current Operations	$541,179	$221,417
Less: valuation allowance	(541,179)	(221,417)
Net provision for Federal income taxes	$—	$—

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible to establish and maintain adequate internal control over financial reporting. Our Chief Executive Officer is responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The policies and procedures include:

●	maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,

●	reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

●	reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

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

Date: November 2, 2017

/s/ Taiwo Aimasiko
Taiwo Aimasiko
Chief Executive Officer, Chief Financial Officer,
President, Treasurer and Director

