Form 10-Q
period 2017-08-31
Bemax, Inc.
filed 2017-11-03
CIK 1613895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-197756

BEMAX INC.

(Exact name of registrant as specified in its charter)

Nevada	46-554081
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1100 Peachtree Street NE, Atlanta, GA	30309
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (707) 401-1809

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of October 31, 2017, the issuer had 328,684,069 shares of its common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONTENTS

Condensed Balance Sheets as of August 31, 2017 (unaudited) and May 31, 2017	2
Condensed Statements of Operations for the Three Months ended August 31, 2017 and 2016 (unaudited)	3
Condensed Statements of Cash Flows for the Three Months ended August 31, 2017 and 2016 (unaudited)	4
Notes to the Condensed Financial Statements (unaudited)	5

BEMAX INC

Balance Sheets

	August 31, 2017	May 31, 2017
ASSETS	(Unaudited)	(Restated)
Current Assets:
Cash	$28,069	$39,386
Prepaid expenses	47,542	44,048
Inventory	193,510	194,320
Total current assets	269,121	277,754

Property and equipment	14,407	14,953
Other assets (Note 5)	336,000	181,000

Total Assets	$619,528	$473,707

LIABILITIES AND STOCKHOLERS’ EQUITY (DEFICIT)
Current Liabilities:	$	$
Accounts payable	14,848	12,800
Accrued interest on convertible loans	17,120	6,966
Accruals, related party	49,500	45,000
Derivative liability	408,064	449,975
Convertible loans, net of discount of $188,785 and $237,608, respectively	492,215	192,392
Loan from shareholder	11,438	11,438
Total current liabilities	993,185	718,571
Total Liabilities	993,185	718,571

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock series B, $0.0001 par value, 50,000,000 shares authorized; 50,000,000 and 50,000,000 shares issued and outstanding, respectively	5,000	5,000
Common stock, $0.0001 par value, 850,000,000 shares authorized; 301,640,836 and 301,640,836 shares issued and outstanding, respectively	30,164	30,164
Additional paid-in capital	1,533,092	1,533,092
Accumulated deficit	(1,941,913)	(1,813,120)
Total Stockholders’ Deficit	(373,657)	(244,864)
Total Liabilities and Stockholders’ Equity (Deficit)	$619,528	$473,707

The accompanying notes are an integral part of these unaudited condensed financial statements.

BEMAX INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended August 31,
	2017	2016
		(Restated)
Revenue	$1,642	$92,122
Cost of goods sold	810	110,880
Gross Margin	832	(18,758)

Operating Expenses:
Consulting fees	26,750	-
Professional fees	12,365	8,300
Management fees	1,500	1,500
General and administrative	43,870	22,559
Total Operating Expenses	84,485	32,359

Loss from operations	(83,653)	(51,117)

Other Income (Expense):
Interest expense	(11,729)	(27,210)
Amortization of debt discount	(106,397)	(80,253)
Change in fair value of derivative	115,587	336,777
Loss on settlement of convertible debt	(23,925)	-
Loss on issuance of convertible debt	(18,676)	(272,005)
Total other expense	(45,140)	(42,691)

Net loss	$(128,793)	$(93,808)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	301,640,836	258,792,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

BEMAX INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended August 31,
	2017	2016
		(Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(128,793)	$(93,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	546	-
Change in fair value of derivative	(115,587)	(336,777)
Loss on issuance of convertible debt	18,676	272,005
Loss on settlement of convertible debt	23,925	-
Amortization of debt discount	106,397	44,254
Changes in Operating Assets and Liabilities:
Prepaids	(13,396)	-
Inventory	810	(15,120)
Other assets	(155,000)	-
Accounts payable	2,048	-
Accrued interest on convertible loans	10,157	4,938
Accruals – related party	4,500	4,500
Net Cash Used in Operating Activities	(245,717)	(120,008)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible loans	280,400	120,000
Repayment of convertible loans	(46,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	234,400	120,000

NET DECREASE IN CASH	(11,317)	(8)
CASH AT BEGINNING OF PERIOD	39,386	115,738
CASH AT END OF PERIOD	$28,069	$115,730

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$1,575	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BEMAX INC.

Notes to the Financial Statements

August 31, 2017

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

BEMAX INC. (“The Company”) was incorporated in the State of Nevada on November 28, 2012 to engage in the business of exporting disposable baby diapers manufactured in the United States and then distributing them throughout Europe and South Africa.

NOTE 2 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had minimal revenue and has an accumulated a deficit of $1,941,913 as of August 31, 2017. The Company requires capital for its contemplated operational and marketing activities. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future, loans from officers/directors and/or private placement of common stock. Obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The unaudited financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending May 31, 2018. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2017.

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

Inventory

The Company’s inventory consists of finished goods ready for resale. Inventories are stated at the lower of cost or market. Cost is principally determined using the last-in, first-out (LIFO) method. The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions.

Derivative Financial Instruments

Derivative liabilities are recognized in the balance sheets at fair value based on the criteria specified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-15 – Derivatives and Hedging – Embedded Derivatives (“ASC 815-15”). Pursuant to ASC Topic 815-15 an evaluation of the embedded conversion feature of convertible debt is evaluated to determine if the bifurcated debt conversion feature is required to be classified as a derivative liability. Since the terms of the embedded conversion features of the Company’s convertible debt provides for the issuance of shares of common stock at the election of the holders and the number of shares is subject to adjustment for a decline in the price of the Company’s common stock, the Company determined that the embedded conversion option met the criteria of a derivative liability. The estimated fair value of the embedded conversion feature of debt classified as derivative liabilities are determined using the Black-Scholes option pricing model. The model utilizes Level 3 unobservable inputs to calculate the fair value of the derivative liabilities at each reporting period. The Company determined that using an alternative valuation model such as a Binomial-Lattice model would result in minimal differences. The fair value of the embedded conversion feature of debt classified as derivative liabilities are adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded as other income or expense in the statement of operations. As of August 31, 2017 and May 31, 2017, the embedded conversion feature of $408,064 and $449,975, respectively, of convertible notes payable was classified as a derivative liability. Each reporting period the embedded conversion feature is re-valued and adjusted through the caption “change in fair value of derivative liabilities” on the statements of operations.

Fair value of financial instruments

The Company follows Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 825-10-50-10, Financial Instruments—Overall—Disclosure, for disclosures about fair value of our financial instruments and ASC 820-10-35-37, Fair Value Measurement—Overall—Subsequent Measure—Fair Value Hierarchy, to measure the fair value of our financial instruments. ASC 820-10-35-37 establishes a framework for measuring fair value GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10-35-37 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by ASC 820-10-35-37 are described below:

●	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

●	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

●	Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

August 31, 2017:

Description	Level 1	Level 2	Level 3
Derivative	$-	$-	$408,064

May 31, 2017:

Description	Level 1	Level 2	Level 3
Derivative	$-	$-	$449,975

Revenue Recognition

The Company follows ASC 605-10-S99-1, Revenue Recognition, of the FASB Accounting Standards Codification for revenue recognition, which has four basic criteria that must be met before revenue is recognized: 1) existence of persuasive evidence that an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the seller’s price to the buyer is fixed and determinable; and 4) collection is reasonably assured.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the unaudited financial statements for the three months ended August 31, 2017.

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its statements of cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

The Company does not expect the adoption of recently issued accounting pronouncements to have any significant impact on the Company’s results of operations, financial position or cash flow. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 4—PROPERTY AND EQUIPMENT

Furniture, fixtures, and equipment, stated at cost, less accumulated depreciation consisted of the following at:

	August 31, 2017	May 31, 2017
Computer equipment	$500	$500
Vehicle	15,225	15,225
Less: accumulated depreciation	(1,318)	(772)
Fixed assets, net	$14,407	$14,953

Depreciation Expense

Depreciation expense for the three months ended August 31, 2017 and 2016, was $546 and $0, respectively.

NOTE 5 – OTHER ASSETS

On March 27, 2017, the Company entered into an Option to obtain a Property Lease Agreement (“the lease”) with Simfox Enterprises aka Achievers Nursery School. This is a development property situated in Lagos, Nigeria. The lease is for 30 years with two successive five-year extensions at the option of the Company. Consideration for the Option is $300,000 with $110,000 due immediately and the balance by installments by August 30, 2017. As of August 31, 2017, the Company has paid the full $300,000. In addition, the Company has agreed, subject to the signing of the Definitive Document, to pay Simfox Enterprises, a $390,000 refundable good faith deposit, of which $36,000 has been paid. This will be held by Simfox in an interest-bearing account to be returned to Bemax plus interest, on completion of the development of the property by the Company.

The Company intends to develop the property for its intended purpose over a two to five-year period, as mutually agreed upon. The option payment of $300,000 will be amortized over this period once development begins.

NOTE 6 - RELATED PARTY TRANSACTIONS

The President of the Company provides management services and office premises to the Company for a fee of $1,500 per month, the right to which the President has agreed to assign to the Company until such a time as the Company closes on an equity or debt financing of not less than $750,000. The assigned rights are valued at $1,000 per month for rent and $500 for executive compensation. As of August 31, 2017 and May 31, 2017, there is $49,500 and $45,000, respectively, accrued for these fees.

As of August 31, 2017, and May 31, 2017, there are loans from the majority shareholder of $11,438 and $11,438, respectively. These loans were made in order to assist in meeting general and administrative expenses. These advances are unsecured, due on demand and non-interest bearing.

NOTE 7 - STOCKHOLDERS’ EQUITY

On December 5, 2016, the Company issued 7,500,000 shares of common stock per the terms of a one-year consulting agreement. The shares were valued at $0.01 per share for total non-cash expense of $75,000. The expense is being amortized over the term of the agreement. As of May 31, 2017, $37,500 has been debited to consulting expense.

On January 24, 2017, the Company allowed Taiwo Aimasiko, its CEO to retire 150,000,000 shares of common stock in exchange for 50,000,000 Series B preferred shares.

On May 18, 2017, the Company amended its Articles of Incorporation increasing the authorized issue of common stock from 500,000,000 to 850,000,000. The par value remains the same at $0.0001 per share.

During the year ended May 31, 2017, the Company converted $318,631 of principal and accrued interest into 185,348,336 shares of common stock. All conversions were completed pursuant to the terms of their respective convertible promissory notes. No gains or losses were recognized as a result of the conversions.

NOTE 8 – PREFERRED STOCK

On January 23, 2017, the Board of Directors designated a series of preferred stock titled Series B Preferred Stock consisting of 50,000,000 shares with a $0.0001 par value. Each share of Series B preferred stock has voting rights of 10 votes per share, and will vote alongside the common stock, not as a separate class. Each share of preferred stock can be converted into three shares of common stock at any time after a one-year anniversary. Holders are entitled to dividends, if declared, equivalent to if they had converted to common stock. The Series B preferred stock have no liquidation rights.

On January 24, 2017, the Company allowed Taiwo Aimasiko, its CEO to retire 150,000,000 shares of common stock in exchange for 50,000,000 Series B preferred shares.

NOTE 9 - CONVERTIBLE LOANS

On December 28, 2016, the Company issued a Convertible Promissory Note in favor of Crown Bridge Partners, LLC. The principal amount of the loan is $46,000 with an original issue discount of $6,000 and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on December 28, 2017. Crown Bridge Partners, LLC. has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 45% applied to the lowest trading price for fifteen days prior to the actual date of conversion. On June 8, 2017, the Company repaid the $46,000 of principal, $1,575 of accrued interest and a $23,925 early payment penalty. As a result of repayment of the note the Company recognized the remaining debt discount. The Company repaid the note prior to when the convertible feature was effective; therefore, there are no derivatives related to the embedded conversion feature.

On March 20, 2017, the Company issued a Convertible Promissory Note in favor of Crown Bridge Partners, LLC. The principal amount of the loan is $114,000 with an original issue discount of $14,000 and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on March 20, 2018. Crown Bridge Partners, LLC. has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 43% applied to the lowest trading price for ten days prior to the actual date of conversion. The Company cannot prepay any amount outstanding after 180 days. As of August 31, 2017, $6,150 of the debt discount has been amortized to interest expense.

On March 27, 2017, the Company issued a Convertible Promissory Note in favor of JSJ Investments, Inc. The principal amount of the loan is $125,000 with an original issue discount of $9,250 and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on December 22, 2017. JSJ Investments, Inc. has the option to convert the Note plus accrued interest into common shares of the Company at any time. The conversion rate will be at a discount of 40% applied to the three lowest trading prices for ten days prior to the actual date of conversion. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $204,373 based on the Black Scholes Merton pricing model and a corresponding debt discount of $125,000 to be amortized utilizing the interest method of accretion over the term of the note. As of August 31, 2017, the Company fair valued the derivative at $142,813 resulting in a gain on the change in the fair value of $56,267. In addition, $71,363 of the debt discount has been amortized to interest expense.

On April 4, 2017, the Company issued a Convertible Promissory Note in favor of Auctus, Fund, LLC. The principal amount of the loan is $145,000 with an original issue discount of $15,000 and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on December 22, 2017. Auctus Fund, LLC. has the option to convert the Note plus accrued interest into common shares of the Company, at any time. The conversion rate will be at a discount of 40% applied to the lowest trading price for ten days prior to the actual date of conversion. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $257,720 based on the Black Scholes Merton pricing model and a corresponding debt discount of $145,000 to be amortized utilizing the interest method of accretion over the term of the note. As of August 31, 2017, the Company fair valued the derivative at $174,607 resulting in a gain on the change in the fair value of $76,288. In addition, $80,918 of the debt discount has been amortized to interest expense.

On August 3, 2017, the Company issued a Convertible Promissory Note in favor of JSJ Investments, Inc. The principal amount of the loan is $60,000 with an original issue discount of $5,000 and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on May 3, 2018. JSJ Investments, Inc. has the option to convert the Note plus accrued interest into common shares of the Company at any time. The conversion rate will be at a discount of 40% applied to the three lowest trading prices for ten days prior to the actual date of conversion. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $73,676 based on the Black Scholes Merton pricing model and a corresponding debt discount of $60,000 to be amortized utilizing the interest method of accretion over the term of the note. As of August 31, 2017, the Company fair valued the derivative at $90,644 resulting in a loss on the change in the fair value of $16,968. In addition, $6,154 of the debt discount has been amortized to interest expense.

On June 2, 2017, the Company issued a Convertible Promissory Note in favor of GS Capital Partners, LLC. The principal amount of the loan is $132,000 with an original issue discount of $6,600 and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on June 2, 2018. GS Capital Partners, LLC. has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 36% applied to the lowest bid price for ten days prior to the actual date of conversion. As of August 31, 2017, $1,627 of the debt discount has been amortized to interest expense.

On July 18, 2017, the Company issued a Convertible Promissory Note in favor of GS Capital Partners, LLC. The principal amount of the loan is $105,000 with an original issue discount of $5,000 and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on July 18, 2018. GS Capital Partners, LLC. has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 36% applied to the lowest bid price for ten days prior to the actual date of conversion. As of August 31, 2017, $603 of the debt discount has been amortized to interest expense.

A summary of outstanding convertible notes as of August 31, 2017 and May 31, 2017 is as follows:

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Principal Balance 5/31/2017	Additions	Repayments / Conversions	Principal Balance 8/31/2017
Crown Bridge Partners, LLC	12/28/2016	12/28/2017	8%	46,000	-	(46,000)	-
Crown Bridge Partners, LLC	3/20/2017	03/20/2018	8%	114,000	-	-	114,000
JSJ Investments, Inc.	3/27/2017	12/22/2017	8%	125,000	-	-	125,000
Auctus Fund, LLC	4/4/2017	12/30/2017	8%	145,000	-	-	145,000
GS Capital Partners, LLC	6/2/2017	6/2/2018	8%	-	132,000	-	132,000
GS Capital Partners, LLC	7/18/2017	7/18/2018	8%	-	105,000	-	105,000
JSJ Investments, Inc.	8/3/2017	5/3/2018	8%	-	60,000	-	60,000
Total				430,000	297,000	(46,000)	681,000
Less debt discount				(237,608)	-	-	(188,785)
				$192,392	$297,000	$(46,000)	$492,215

During the year ended May 31, 2017, the Company converted $318,631 of principal and accrued interest into 185,348,336 shares of common stock. There were no conversions for the three months ended August 31, 2017.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at May 31, 2016	$351,041
Increase to derivative due to new issuances	896,686
Decrease due to debt settlement	(1,117,070)
Derivative loss due to mark to market adjustment	319,318
Balance at May 31, 2017	449,975
Increase to derivative due to new issuances	73,676
Decrease due to debt settlement	-
Derivative loss (gain) to mark to market adjustment	(115,587)
Balance at August 31, 2017	$408,064

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy for the three months ended August 31, 2017 is as follows:

Inputs	August 31, 2017	Initial Valuation
Stock price	$.0055	$.02 – .0258
Conversion price	$.003	.01 – .013
Volatility (annual)	207.2 - 291.5%	$283% - 285.85%
Risk-free rate	1.01 -1.15%	.955% - .975%
Years to maturity	.32 - .67	.75

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management

NOTE 10 – CORRECTION OF ERRORS

The Company has discovered that there were errors in prior periods regarding revenue, expense and derivative recognition for derivatives related to the embedded conversion features of convertible notes. As a result, the prior periods in these financial statements have been restated.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, Subsequent Events, we have analyzed our operations subsequent to August 31, 2017, through the date the unaudited financial statements were available to be issued, and have determined that we do not have any material subsequent events to disclose in these unaudited financial statements other than the following.

On September 29, 2017, JSJ Investments converted $15,000 of principle into 6,666,666 shares of common stock.

On October 9, 2017, the Company executed an Agreement for IR Services. The agreement is for six months and requires a fee of 10 million shares of common stock. The first 5,000,000 shares of common stock are required upon the execution of the agreement and were granted by the Board of Directors on October 10, 2017. The next 2.5 million shares are due in thirty days and the remaining 2.5 million, thirty days after that.

On October 11, 2017, JSJ Investments converted $19,374 of principal into 15,376,567 shares of common stock.

On October 24, 2017, the Board of Directors approved amending the Articles of Incorporation to increase the Company’s authorized stock to 1,050,000,000 shares; consisting of 950,000,000 common shares and 100,000,000 Series B preferred.

ITEM 2. MANAGEMENT’S DISCUSSION ND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

Bemax Inc. is a Nevada based company focusing on the distribution of disposable baby diapers, made in North America and Asia by quality producers, to wholesalers and retailers in Europe and the emerging markets. Our business is focused on expanding current distribution networks for our private labels. We will attract more distributors for our products with competitive pricing through lower overhead cost. We continue to invest in the ecommerce space to attract loyal customers and expand within our markets.

The Company is working on several business development projects to increase business and revenue generation in 2017 and beyond, including but not limited to: product licensing of private labels in some of our African markets, production, and extended distribution of new and existing Bemax private label disposable baby diaper products. There can be no assurance that these will be successful in generating increased revenues in 2017.

Results of Operations for the Three Months Ended August 31, 2017 and 2016

Revenue

Revenue for the three months ended August 31, 2017 and 2016 was $1,642 and $92,122, respectively. The decrease is due to the Company’s temporary focus on plant development.

Operating Expenses

Consulting fees were $26,750 and $0 for the three months ended August 31, 2017 and 2016, respectively. The increase can be attributed to fees associated with acquiring the property lease with Simfox and the recognition of expense for stock for services issued in the prior period.

Professional fees were $12,365 and $8,300 for the three months ended August 31, 2017 and 2016, respectively, an increase of $4,065, or 48.9%, in 2017. The increase in 2017, as compared to 2016, can be largely attributed to increased legal, audit, and/or accounting fees related to required SEC quarterly filings.

General and administrative expense was $43,870 and $22,559 for the three months ended August 31, 2017 and 2016, respectively, an increase of $21,311, or 94.4%, in the current period. The increase in 2017 can be attributed to increased operational costs including $10,109 for travel, office expense as well as additional filing fees to amend some of our SEC filings.

Other Income and Expense

For the three months ended August 31, 2017, we had total other expense of $45,140, compared to $42,691 for the three months ended August 31, 2016. For the three months ended August 31, 2017, we recorded interest expense of $11,729, compared to $27,210 in the prior period. In addition, as a result of the convertible promissory notes, we recorded amortization of debt discount of $106,397, compared to $80,253 for the prior period, a loss on the issuance of convertible debt of $18,676 compared to $272,005 for the prior period, and a loss on settlement of debt of $23,925. The current period’s losses were offset by a gain in the change in the fair value of our derivatives of $115,587 compared to a gain of $336,777 in the prior year.

Net Loss

For the three months ended August 31, 2017 and 2016, we incurred a net loss of $128,793 and $93,808, respectively.

Liquidity and Capital Resources

During the three months ended August 31, 2017, we used cash of $245,717 in operating activities, as compared to $120,008 for the three months ended August 31, 2016. Financing activities provided net cash of $234,400 during the three months ended August 31, 2017, as compared to $120,000 for the three months ended August 31, 2016.

As of August 31, 2017, we have the following convertible notes outstanding.

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Principal Balance 8/31/2017
Crown Bridge Partners, LLC	3/20/2017	03/20/2018	8%	114,000
JSJ Investments, Inc.	3/27/2017	12/22/2017	8%	125,000
Auctus Fund, LLC	4/4/2017	12/30/2017	8%	145,000
GS Capital Partners, LLC	6/2/2017	6/2/2018	8%	132,000
GS Capital Partners, LLC	7/18/2017	7/18/2018	8%	105,000
JSJ Investments, Inc.	8/3/2017	5/3/2018	8%	60,000
Total				$681,000

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $1,941,913 since inception (November 28, 2012) and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. However, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We anticipate that we may only generate any limited revenues in the near future and we will not have enough positive internal operating cash flow until we can generate substantial revenues, which may take the next two years to fully realize.  There is no assurance we will achieve profitable operations.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Note 3 to the Financial Statements describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, contingencies and taxes.  Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Financial Statements.

The Company follows ASC 605-10-S99-1, Revenue Recognition, of the FASB Accounting Standards Codification for revenue recognition, which has four basic criteria that must be met before revenue is recognized: 1) existence of persuasive evidence that an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the seller’s price to the buyer is fixed and determinable; and 4) collection is reasonably assured.

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

We are subject to various loss contingencies arising in the ordinary course of business.  We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies.  An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

We recognize deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.  The deferred tax assets and liabilities represent the expected future tax return consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled.  Future tax benefits have been fully offset by a 100% valuation allowance as management is unable to determine that it is more likely than not that this deferred tax asset will be realized.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its statements of cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2017.

Based on the evaluation of these disclosure controls and procedures, our Chief Executive and Chief Financial Officer concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls: Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control and lack of formal documentation of accounting policies and procedures.

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

Changes in Internal Controls

There were no changes in our internal control or in other factors during the last fiscal quarter covered by this report that have materially affected, or are likely to materially affect the Company’s internal control over financial reporting.

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

BEMAX INC.

Dated: November 3, 2017	By:	/s/ Taiwo Aimasiko
Taiwo Aimasiko, President and
Chief Executive Officer

Dated: November 3, 2017	By:	/s/ Taiwo Aimasiko
Taiwo Aimasiko, Chief Financial Officer

