Form 10-Q
period 2017-11-30
Bemax, Inc.
filed 2018-01-12
CIK 1613895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of January 10, 2018, the issuer had 428,689,775 shares of its common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONTENTS

Condensed Balance Sheets as of November 30, 2017 (unaudited) and May 31, 2017	2
Condensed Statements of Operations for the Three and Six Months ended November 30, 2017 and 2016 (unaudited)	3
Condensed Statements of Cash Flows for the Six Months ended November 30, 2017 and 2016 (unaudited)	4
Notes to the Condensed Financial Statements (unaudited)	5

BEMAX INC

Balance Sheets

	November 30, 2017	May 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$55,492	$39,386
Prepaid expenses	36,607	44,048
Inventory	194,643	194,320
Total current assets	286,742	277,754

Property and equipment	13,322	14,953
Other assets (Note 5)	406,000	181,000

Total Assets	$706,064	$473,707

LIABILITIES AND STOCKHOLERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$11,263	$12,800
Accrued interest on convertible loans	23,726	6,966
Accruals, related party	54,000	45,000
Derivative liability	1,008,011	449,975
Convertible loans, net of discount of $283,645 and $237,608, respectively	511,608	192,392
Loan from shareholder	11,438	11,438
Total current liabilities	1,620,046	718,571
Total Liabilities	1,620,046	718,571

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock series B, $0.0001 par value, 100,000,000 shares authorized; 50,000,000 and 50,000,000 shares issued and outstanding, respectively	5,000	5,000
Common stock, $0.0001 par value, 950,000,000 shares authorized; 357,684,069 and 301,640,836 shares issued and outstanding, respectively	35,769	30,164
Common stock payable	5,500	-
Additional paid-in capital	1,709,346	1,533,092
Accumulated deficit	(2,669,597)	(1,813,120)
Total Stockholders’ Deficit	(913,982)	(244,864)
Total Liabilities and Stockholders’ Equity (Deficit)	$706,064	$473,707

The accompanying notes are an integral part of these unaudited condensed financial statements.

BEMAX INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended November 30,		For the Six Months Ended November 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
Revenues	$1,083	$23,031	$2,725	$115,153
Cost of goods sold	700	5,297	1,510	116,177
Gross margin	383	17,734	1,215	(1,024)

Operating Expenses:
Consulting fees	21,250	-	48,000	-
Professional fees	16,423	1,100	28,788	9,400
Management fees	1,500	1,500	3,000	3,000
General and administrative	42,341	4,025	86,211	10,584
Total Operating Expenses	81,514	6,625	165,999	22,984

Income (loss) from operations	(81,131)	11,109	(164,784)	(24,008)

Other Income (Expense):
Interest expense and loan fees	(13,692)	(6,079)	(25,421)	(49,289)
Amortization of debt discount	(172,990)	(82,115)	(279,387)	(162,368)
Change in fair value of derivative liability	(286,631)	47,145	(171,044)	383,922
Loss on settlement of convertible debt	-	-	(23,925)	-
Loss of issuance on convertible debt	(173,240)	(12,086)	(191,916)	(284,091)
Total other expense	(646,553)	(53,135)	(691,693)	(111,826)
Net loss	$(727,684)	$(42,026)	$(856,477)	$(135,834)
Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of shares outstanding – basic and diluted	325,175,579	258,843,687	313,343,905	258,817,954

The accompanying notes are an integral part of these unaudited condensed financial statements.

BEMAX INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended November 30,
	2017	2016
		(Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(856,477)	$(135,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,631	-
Change in fair value of derivative	171,044	(383,922)
Loss on issuance of convertible debt	191,916	284,091
Loss on settlement of convertible debt	23,925	-
Amortization of debt discount	279,387	162,368
Stock based compensation	3,806	-
Changes in Operating Assets and Liabilities:
Prepaids	10,737	-
Inventory	(323)	(132,005)
Other assets	(225,000)	-
Accounts payable	(1,537)	-
Accrued interest on convertible loans	23,847	18
Accruals – related party	9,000	-
Net Cash Used in Operating Activities	(368,044)	(205,284)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible loans	430,150	135,000
Repayment of convertible loan	(46,000)	(40,000)
Loan from shareholder and related party	-	9,000
Net Cash Provided by Financing Activities	384,150	104,000

NET DECREASE IN CASH	16,106	(101,284)
CASH AT BEGINNING OF PERIOD	39,386	115,738
CASH AT END OF PERIOD	$55,492	$14,454

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$1,575	$22,272
Income Taxes	$-	$-

Non-cash transactions:
Common stock issued for convertible debt	$54,034	$7,004
Common stock issued for prepaid services	$13,194	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BEMAX INC.

Notes to the Financial Statements

November 30, 2017

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

BEMAX INC. (“The Company”) was incorporated in the State of Nevada on November 28, 2012 to engage in the business of exporting disposable baby diapers manufactured in the United States and then distributing them throughout Europe and South Africa.

NOTE 2 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had minimal revenue and has an accumulated a deficit of $2,669,597 as of November 30, 2017. The Company requires capital for its contemplated operational and marketing activities. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future, loans from officers/directors and/or private placement of common stock. Obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The unaudited financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

Derivative Financial Instruments

Derivative liabilities are recognized in the balance sheets at fair value based on the criteria specified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-15 – Derivatives and Hedging – Embedded Derivatives (“ASC 815-15”). Pursuant to ASC Topic 815-15 an evaluation of the embedded conversion feature of convertible debt is evaluated to determine if the bifurcated debt conversion feature is required to be classified as a derivative liability. Since the terms of the embedded conversion features of the Company’s convertible debt provides for the issuance of shares of common stock at the election of the holders and the number of shares is subject to adjustment for a decline in the price of the Company’s common stock, the Company determined that the embedded conversion option met the criteria of a derivative liability. The estimated fair value of the embedded conversion feature of debt classified as derivative liabilities are determined using the Black-Scholes option pricing model. The model utilizes Level 3 unobservable inputs to calculate the fair value of the derivative liabilities at each reporting period. The Company determined that using an alternative valuation model such as a Binomial-Lattice model would result in minimal differences. The fair value of the embedded conversion feature of debt classified as derivative liabilities are adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded as other income or expense in the statement of operations. As of November 30, 2017, and May 31, 2017, the embedded conversion feature of $1,008,011 and $449,975, respectively, of convertible notes payable was classified as a derivative liability. Each reporting period the embedded conversion feature is re-valued and adjusted through the caption “change in fair value of derivative liabilities” on the statements of operations.

Fair value of financial instruments

The Company follows Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 825-10-50-10, Financial Instruments—Overall—Disclosure, for disclosures about fair value of our financial instruments and ASC 820-10-35-37, Fair Value Measurement—Overall—Subsequent Measure—Fair Value Hierarchy, to measure the fair value of our financial instruments. ASC 820-10-35-37 establishes a framework for measuring fair value GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10-35-37 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by ASC 820-10-35-37 are described below:

●	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

●	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

●	Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

November 30, 2017:

Description	Level 1	Level 2	Level 3
Derivative	$-	$-	$1,008,011

May 31, 2017:

Description	Level 1	Level 2	Level 3
Derivative	$-	$-	$449,975

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the unaudited financial statements for the six months ended November 30, 2017.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Furniture, fixtures, and equipment, stated at cost, less accumulated depreciation consisted of the following at:

	November 30, 2017	May 31, 2017
Computer equipment	$500	$500
Vehicle	15,225	15,225
Less: accumulated depreciation	(2,403)	(772)
Fixed assets, net	$13,322	$14,953

Depreciation Expense

Depreciation expense for the six months ended November 30, 2017 and 2016, was $1,631 and $0, respectively.

NOTE 5 - OTHER ASSETS

On March 27, 2017, the Company entered into an Option to obtain a Property Lease Agreement (“the lease”) with Simfox Enterprises aka Achievers Nursery School. This is a development property situated in Lagos, Nigeria. The lease is for 30 years with two successive five-year extensions at the option of the Company. Consideration for the Option is $300,000 with $110,000 due immediately and the balance by installments by August 30, 2017. As of November 30, 2017, the Company has paid the full $300,000. In addition, the Company has agreed, subject to the signing of the Definitive Document, to pay Simfox Enterprises, a $390,000 refundable good faith deposit, of which $106,000 has been paid. The definitive document is currently under negotiation. The deposit will be held by Simfox in an interest-bearing account to be returned to Bemax plus interest, on completion of the development of the property by the Company.

The Company intends to develop the property for its intended purpose over a two to five-year period, as mutually agreed upon. The option payment of $300,000 will be amortized over this period once development begins.

NOTE 6 - RELATED PARTY TRANSACTIONS

The President of the Company provides management services and office premises to the Company for a fee of $1,500 per month, the right to which the President has agreed to assign to the Company until such a time as the Company closes on an equity or debt financing of not less than $750,000. The assigned rights are valued at $1,000 per month for rent and $500 for executive compensation. As of November 30, 2017, and May 31, 2017, there is $54,000 and $45,000, respectively, accrued for these fees.

As of November 30, 2017, and May 31, 2017, there are loans from the majority shareholder of $11,438 and $11,438, respectively. These loans were made in order to assist in meeting general and administrative expenses. These advances are unsecured, due on demand and non-interest bearing.

NOTE 7 - STOCKHOLDERS’ EQUITY

On December 5, 2016, the Company issued 7,500,000 shares of common stock per the terms of a one-year consulting agreement. The shares were valued at $0.01 per share for total non-cash expense of $75,000. The expense is being amortized over the term of the agreement. As of November 30, 2017, the full $75,000 has been debited to consulting expense.

On January 24, 2017, the Company allowed Taiwo Aimasiko, its CEO to retire 150,000,000 shares of common stock in exchange for 50,000,000 Series B preferred shares.

On October 24, 2017, the Company amended its Articles of Incorporation increasing the authorized issue of common stock from 850,000,000 to 950,000,000. The par value remains the same at $0.0001 per share.

During the year ended May 31, 2017, the Company converted $318,631 of principal and accrued interest into 185,348,336 shares of common stock. All conversions were completed pursuant to the terms of their respective convertible promissory notes. No gains or losses were recognized as a result of the conversions.

During the six months ended November 30, 2017, the Company converted $46,947 and $7,087 of principal and interest, respectively, into 51,043,233 shares of common stock.

On October 10, 2017, the Company executed an Agreement for IR Services. The agreement is for six months and requires a fee of 10 million shares of common stock. The first 5,000,000 shares of common stock are required upon the execution of the agreement and were granted by the Board of Directors on October 10, 2017. The next 2.5 million shares are due in thirty days and the remaining 2.5 million, thirty days after that. The Company issued the 5,000,000 shares valued at $0.0023 per share for total non-cash expense of $11,500. The expense is being amortized over the term of the agreement. As of November 30, 2017, $3,205 has been debited to consulting expense. On November 10, 2017, the Company issued another 2,500,000 shares of common stock valued at $0.0022 per share for total non-cash expense of $5,500. The expense is being amortized over the remaining term of the agreement. As of November 30, 2017, $601 has been debited to consulting expense. As of November 30, 2017, 2,500,000 of shares have not yet been issued by the transfer agent; therefore, they have been credited to the stock payable account.

NOTE 8 - PREFERRED STOCK

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

On October 24, 2017, the Company amended its Articles of Incorporation increasing the authorized issue of preferred stock from 50,000,000 to 100,000,000. The par value remains the same at $0.0001 per share.

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

On March 20, 2017, the Company issued a Convertible Promissory Note in favor of Crown Bridge Partners, LLC. The principal amount of the loan is $114,000 with an original issue discount of $14,000 and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on March 20, 2018. Crown Bridge Partners, LLC. has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 43% applied to the lowest trading price for ten days prior to the actual date of conversion. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $170,236 based on the Black Scholes Merton pricing model and a corresponding debt discount of $114,000 to be amortized utilizing the interest method of accretion over the term of the note. During the three months ended November 30, 2017, the Company converted $12,380 of principal into 15,000,000 shares of common stock. As of November 30, 2017, the Company fair valued the derivative at $199,551. In addition, $56,841 of the debt discount has been amortized to interest expense.

On March 27, 2017, the Company issued a Convertible Promissory Note in favor of JSJ Investments, Inc. The principal amount of the loan is $125,000 with an original issue discount of $9,250 and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on December 22, 2017. JSJ Investments, Inc. has the option to convert the Note plus accrued interest into common shares of the Company at any time. The conversion rate will be at a discount of 40% applied to the average of the three lowest trading prices for ten days prior to the actual date of conversion. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $204,373 based on the Black Scholes Merton pricing model and a corresponding debt discount of $125,000 to be amortized utilizing the interest method of accretion over the term of the note. During the three months ended November 30, 2017, the Company converted $34,374 of principal into 22,043,233 shares of common stock. As of November 30, 2017, the Company fair valued the derivative at $131,560. In addition, $112,727 of the debt discount has been amortized to interest expense.

On April 4, 2017, the Company issued a Convertible Promissory Note in favor of Auctus, Fund, LLC. The principal amount of the loan is $145,000 with an original issue discount of $15,000 and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on December 22, 2017. Auctus Fund, LLC. has the option to convert the Note plus accrued interest into common shares of the Company, at any time. The conversion rate will be at a discount of 40% applied to the lowest trading price for ten days prior to the actual date of conversion. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $257,720 based on the Black Scholes Merton pricing model and a corresponding debt discount of $145,000 to be amortized utilizing the interest method of accretion over the term of the note. During the three months ended November 30, 2017, the Company converted $193 and $7,078 of principal and interest, respectively into 9,500,000 shares of common stock. As of November 30, 2017, the Company fair valued the derivative at $266,764. In addition, $130,337 of the debt discount has been amortized to interest expense.

On August 3, 2017, the Company issued a Convertible Promissory Note in favor of JSJ Investments, Inc. The principal amount of the loan is $60,000 with an original issue discount of $5,000 and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on May 3, 2018. JSJ Investments, Inc. has the option to convert the Note plus accrued interest into common shares of the Company at any time. The conversion rate will be at a discount of 40% applied to the average of the three lowest trading prices for ten days prior to the actual date of conversion. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $73,676 based on the Black Scholes Merton pricing model and a corresponding debt discount of $60,000 to be amortized utilizing the interest method of accretion over the term of the note. As of November 30, 2017, the Company fair valued the derivative at $90,037. In addition, $26,154 of the debt discount has been amortized to interest expense.

On June 2, 2017, the Company issued a Convertible Promissory Note in favor of GS Capital Partners, LLC. The principal amount of the loan is $132,000 with an original issue discount of $6,600 and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on June 2, 2018. GS Capital Partners, LLC. has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 36% applied to the lowest trading price for ten days prior to the actual date of conversion. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $172,690 based on the Black Scholes Merton pricing model and a corresponding debt discount of $132,000 to be amortized utilizing the interest method of accretion over the term of the note. As of November 30, 2017, the Company fair valued the derivative at $242,554. In addition, $4,633 of the debt discount has been amortized to interest expense.

On July 18, 2017, the Company issued a Convertible Promissory Note in favor of GS Capital Partners, LLC. The principal amount of the loan is $105,000 with an original issue discount of $5,000 and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on July 18, 2018. GS Capital Partners, LLC. has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 36% applied to the lowest trading price for ten days prior to the actual date of conversion. As of November 30, 2017, $1,853 of the debt discount has been amortized to interest expense.

On October 19, 2017, the Company issued a Convertible Promissory Note in favor of Einstein Investments. The principal amount of the loan is $36,200 with an original issue discount of $5,200 and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on July 19, 2018. Einstein Investments has the option to convert the Note plus accrued interest into common shares of the Company, at any time. The conversion rate will be at a discount of 43% applied to the lowest trading price for 15 days prior to the actual date of conversion. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $86,715 based on the Black Scholes Merton pricing model and a corresponding debt discount of $36,200 to be amortized utilizing the interest method of accretion over the term of the note. As of November 30, 2017, the Company fair valued the derivative at $77,546. In addition, $6,739 of the debt discount has been amortized to interest expense.

On October 26, 2017, the Company issued a Convertible Promissory Note in favor of GS Capital Partners, LLC. The principal amount of the loan is $125,000 with an original issue discount of $6,250,000 and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on October 26, 2018. GS Capital Partners, LLC. has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 36% applied to the lowest trading price for ten days prior to the actual date of conversion. As of November 30, 2017, $521 of the debt discount has been amortized to interest expense.

A summary of outstanding convertible notes as of November 30, 2017 and May 31, 2017 is as follows:

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Principal Balance 5/31/2017	Additions	Repayments / Conversions	Principal Balance 11/30/2017
Crown Bridge Partners, LLC	12/28/2016	12/28/2017	8%	$46,000	$-	$(46,000)	$-
Crown Bridge Partners, LLC	3/20/2017	03/20/2018	8%	114,000	-	(12,380)	101,620
JSJ Investments, Inc.	3/27/2017	12/22/2017	8%	125,000	-	(34,374)	90,626
Auctus Fund, LLC	4/4/2017	12/30/2017	8%	145,000	-	(193)	144,807
GS Capital Partners, LLC	6/2/2017	6/2/2018	8%	-	132,000	-	132,000
GS Capital Partners, LLC	7/18/2017	7/18/2018	8%	-	105,000	-	105,000
JSJ Investments, Inc.	8/3/2017	5/3/2018	8%	-	60,000	-	60,000
Einstein Investments	10/19/2017	7/19/2018	8%	-	36,200		36,200
GS Capital Partners, LLC	10/26/2017	10/26/2018	8%	-	125,000	-	125,000
Total				430,000	458,200	(92,947)	795,253
Less debt discount				(237,608)	-	-	(283,645)
				$192,392	$458,200	$(92,947)	$511,608

During the year ended May 31, 2017, the Company converted $318,631 of principal and accrued interest into 185,348,336 shares of common stock. During the six months ended November 30, 2017, the Company converted $46,947 and $7,087 of principal and interest, respectively, 51,043,233 shares of common stock.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at May 31, 2016	$351,041
Increase to derivative due to new issuances	896,686
Decrease due to debt settlement	(1,117,070)
Derivative loss due to mark to market adjustment	319,318
Balance at May 31, 2017	449,975
Increase to derivative due to new issuances	503,317
Decrease due to debt settlement	(116,325)
Derivative loss (gain) to mark to market adjustment	171,044
Balance at November 30, 2017	$1,008,011

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy for the six months ended November 30, 2017 is as follows:

Inputs	November 30, 2017	Initial Valuation
Stock price	$.0012	$.0074
Conversion price	$.001 - $.0005	.004
Volatility (annual)	241.6% - 298.3%	291.5%
Risk-free rate	1.27% -1.45%	1.08%
Years to maturity	.25 - .63	.58

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management

NOTE 10 - CORRECTION OF ERRORS

The Company has discovered that there were errors in prior periods regarding revenue, expense and derivative recognition for derivatives related to the embedded conversion features of convertible notes. As a result, the prior periods in these financial statements have been restated.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, Subsequent Events, we have analyzed our operations subsequent to November 30, 2017, through the date the unaudited financial statements were available to be issued, and have determined that we do not have any material subsequent events to disclose in these unaudited financial statements other than the following.

On December 1, 2017, Auctus Fund, LLC converted $5,676 and $444 of principal and interest, respectively, into 17,000,0000 shares of common stock.

On December 4, 2017, GS Capital Partners, LLC converted $7,000 and $284 of principal and interest, respectively into 12,645,555 shares of common stock.

On December 21, 2017, Auctus Fund, LLC converted $4,680 and $640 of principal and interest, respectively into 19,000,0000 shares of common stock.

 On January 3, 2018, JSJ Investments converted $8,050 of principal into 22,360,151 shares of common stock.

On January 8, 2018, the Board of Directors consented to increase the Company’s authorized common shares to 1,700,000,000 from 950,000,000, par value to remain at $0.0001 and to designate 40,000,000 of the 100,000,000 shares of Preferred Stock as Series C Preferred Stock. The Company amended and restated its Articles of Incorporation for these changes effective January 8, 2018.

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

Results of Operations for the Three Months Ended November 30, 2017 and 2016

Revenue

Revenue for the three months ended November 30, 2017 and 2016 was $1,083 and $23,031, respectively. The decrease is due to the Company’s temporary focus on plant development.

Operating Expenses

Consulting fees were $21,250 and $0 for the three months ended November 30, 2017 and 2016, respectively. The increase can be attributed to fees associated with acquiring the property lease with Simfox and the recognition of expense for stock for services issued in the prior period.

Professional fees were $16,423 and $1,100 for the three months ended November 30, 2017 and 2016, respectively, an increase of $15,323, or 139.3%, in 2017. The increase in 2017, as compared to 2016, can be largely attributed to increased legal, audit, and/or accounting fees related to required SEC quarterly filings.

General and administrative expense was $42,341 and $4,025 for the three months ended November 30, 2017 and 2016, respectively, an increase of $38,316, or 951.9%, in the current period. The increase in 2017 can be attributed to increased operational costs including $5,003 for travel, office expense as well as additional filing fees to amend some of our SEC filings.

Other Income and Expense

For the three months ended November 30, 2017, we had total other expense of $646,553, compared to $53,135 for the three months ended November 30, 2016. For the three months ended November 30, 2017, we recorded interest expense of $13,692, compared to $6,079 in the prior period. In addition, as a result of the convertible promissory notes, we recorded amortization of debt discount of $172,990, compared to $82,115 for the prior period, a loss on the issuance of convertible debt of $173,240 compared to $12,086 for the prior period, a loss on settlement of debt of $23,925, and a loss in the change in the fair value of our derivatives of $286,631 compared to a gain of $47,145 in the prior year.

Net Loss

For the three months ended November 30, 2017 and 2016, we incurred a net loss of $727,684 and $42,026, respectively.

Results of Operations for the Six Months Ended November 30, 2017 and 2016

Revenue

Revenue for the six months ended November 30, 2017 and 2016 was $2,725 and $115,153, respectively. The decrease is due to the Company’s temporary focus on plant development.

Operating Expenses

Consulting fees were $48,000 and $0 for the six months ended November 30, 2017 and 2016, respectively. The increase can be attributed to fees associated with acquiring the property lease with Simfox and the recognition of expense for stock for services issued in the prior period.

Professional fees were $28,788 and $9,400 for the six months ended November 30, 2017 and 2016, respectively, an increase of $19,388, or 206%, in 2017. The increase in 2017, as compared to 2016, can be largely attributed to increased legal, audit, and/or accounting fees related to required SEC quarterly filings.

General and administrative expense was $86,211 and $10,584 for the six months ended November 30, 2017 and 2016, respectively, an increase of $75,627, or 714.5%, in the current period. The increase in 2017 can be attributed to increased operational costs including $5,003 for travel, office expense as well as additional filing fees to amend some of our SEC filings.

Other Income and Expense

For the six months ended November 30, 2017, we had total other expense of $691,693, compared to $111,826 for the six months ended November 30, 2016. For the six months ended November 30, 2017, we recorded interest expense of $25,421, compared to $49,289 in the prior period. In addition, as a result of the convertible promissory notes, we recorded amortization of debt discount of $279,387, compared to $162,368 for the prior period, a loss on the issuance of convertible debt of $191,916 compared to $284,091 for the prior period, a loss on settlement of debt of $23,925, and a loss in the change in the fair value of our derivatives of $171,044 compared to a gain of $383,922 in the prior year.

Net Loss

For the six months ended November 30, 2017 and 2016, we incurred a net loss of $856,477 and $135,834, respectively.

Liquidity and Capital Resources

During the six months ended November 30, 2017, we used cash of $368,044 in operating activities, as compared to $205,284 for the six months ended November 30, 2016. Financing activities provided net cash of $384,150 during the six months ended November 30, 2017, as compared to $104,000 for the six months ended November 30, 2016.

As of November 30, 2017, we have the following convertible notes outstanding.

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Principal Balance 11/30/2017
Crown Bridge Partners, LLC	3/20/2017	03/20/2018	8%	$101,620
JSJ Investments, Inc.	3/27/2017	12/22/2017	8%	90,626
Auctus Fund, LLC	4/4/2017	12/30/2017	8%	144,807
GS Capital Partners, LLC	6/2/2017	6/2/2018	8%	132,000
GS Capital Partners, LLC	7/18/2017	7/18/2018	8%	105,000
JSJ Investments, Inc.	8/3/2017	5/3/2018	8%	60,000
Einstein Investments	10/19/2017	7/19/2018	8%	36,200
GS Capital Partners, LLC	10/26/2017	10/26/2018	8%	125,000
Total				$795,253

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $2,669,597 since inception (November 28, 2012) and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. However, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2017.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended November 30, 2017, the Company converted $46,947 and $7,087 of principal and interest, respectively, into 51,043,233 shares of common stock.

On October 10, 2017, the Company issued the 5,000,000 shares valued at $0.0023 per share for total non-cash expense of $11,500. On November 10, 2017, the Company issued another 2,500,000 shares of common stock valued at $0.0022 per share for total non-cash expense of $5,500. As of November 30, 2017, the shares have not yet been issued by the transfer agent; therefore, they have been credited to the stock payable account.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d- 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

BEMAX INC.

Dated: January 12, 2018	By:	/s/ Taiwo Aimasiko
Taiwo Aimasiko, President and
Chief Executive Officer

Dated: January 12, 2018	By:	/s/ Taiwo Aimasiko
Taiwo Aimasiko, Chief Financial Officer

