Form 10-Q
period 2018-02-28
Bemax, Inc.
filed 2018-04-23
CIK 1613895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of April 10, 2018, the issuer had 648,758,013 shares of its common stock issued and outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONTENTS

Condensed Balance Sheets as of February 28, 2018 (unaudited) and May 31, 2017	4
Condensed Statements of Operations for the Three and Nine Months ended February 28, 2018 and 2017 (unaudited)	5
Condensed Statements of Cash Flows for the Nine Months ended February 28, 2018 and 2017 (unaudited)	6
Notes to the Condensed Financial Statements (unaudited)	7

BEMAX INC

Balance Sheets

	February 28, 2018	May 31, 2017
ASSETS	(Unaudited)
Current Assets:
Cash	$51,323	$39,386
Prepaid expenses	13,034	44,048
Inventory	194,643	194,320
Total current assets	259,000	277,754

Property and equipment	12,561	14,953
Other assets (Note 5)	705,000	181,000

Total Assets	$976,561	$473,707

LIABILITIES AND STOCKHOLERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$107,133	$12,800
Accrued interest on convertible loans	38,339	6,966
Accruals, related party	58,500	45,000
Derivative liability	577,569	449,975
Convertible loans, net of discount of $181,519 and $237,608, respectively	794,006	192,392
Loan from shareholder	11,438	11,438
Total current liabilities	1,586,985	718,571
Total Liabilities	1,586,985	718,571

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock series B, $0.0001 par value, 50,000,000 shares authorized; 50,000,000 and 50,000,000 shares issued and outstanding, respectively	5,000	5,000
Preferred stock series C, $0.0001 par value, 40,000,000 shares authorized; 40,000,000 and 0 shares issued and outstanding, respectively	4,000	-
Common stock, $0.0001 par value, 1,700,000,000 shares authorized; 486,088,787 and 301,640,836 shares issued and outstanding, respectively	48,610	30,164
Common stock payable	8,000	-
Additional paid-in capital	1,839,038	1,533,092
Accumulated deficit	(2,515,072)	(1,813,120)
Total Stockholders’ Deficit	(610,424)	(244,864)
Total Liabilities and Stockholders’ Equity (Deficit)	$976,561	$473,707

The accompanying notes are an integral part of these unaudited condensed financial statements.

BEMAX INC. Condensed Statements of Operations (Unaudited)
	For the Three Months Ended February 28,		For the Nine Months Ended February 28,
	2018	2017	2018	2017
		(Restated)		(Restated)
Revenues	$102,090	$24,960	$104,815	$140,113
Cost of goods sold	97,000	163,020	98,510	279,197
Gross margin	5,090	(138,060)	6,305	(139,084)

Operating Expenses:
Consulting fees	5,001	—	53,001	—
Professional fees	2,925	9,200	31,713	18,600
Management fees	1,500	1,500	4,500	4,500
General and administrative	46,786	68,858	132,997	79,442
Total Operating Expenses	56,212	79,558	222,211	102,542

Income (loss) from operations	(51,122)	(217,618)	(215,906)	(241,626)

Other Income (Expense):
Interest expense and loan fees	(19,704)	(3,712)	(45,125)	(53,001)
Interest expense discount	(206,376)	(134,032)	(485,763)	(296,400)
Penalty expense	(15,000)	—	(15,000)	—
Change in fair value of derivative liability	538,825	(715,358)	367,781	(331,436)
Loss on settlement of convertible debt	—	—	(23,925)	—
Loss of issuance on convertible debt	(92,098)	—	(284,014)	(284,091)
Total other income (expense)	205,647	(853,102)	(486,046)	(964,928)
Net income (loss)	$154,525	$(1,070,720)	$(701,952)	$(1,206,554)
Basic loss per share	$0.00	$(0.00)	$(0.00)	$(0.00)
Diluted loss per share	$0.00	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding – basic	410,004,747	347,475,778	345,210,117	288,045,808

Weighted average number of shares outstanding -- diluted	1,905,322,209	347,475,778	345,210,117	288,045,808
The accompanying notes are an integral part of these unaudited condensed financial statements.

BEMAX INC. Condensed Statements of Cash Flows (Unaudited)
	For the Nine Months Ended February 28,
	2018	2017
		(Restated)
CASH FLOW FROM OPERATING ACTIVITES:
Net loss	$(701,952)	$(1,206,554)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	2,392	-
Change in fair value of derivative	(367,781)	(331,436)
Loss on issuance of convertible debt	284,014	284,091
Loss on settlement of convertible debt	23,925	-
Penalty expense	15,000	-
Impairment expense	-	157,279
Amortization of debt discount	485,763	296,400
Stock based compensation	15,025	75,000
Changes in Operating Assets and Liabilities:
Prepaids	25,589	(56,250)
Inventory	(323)	(145,007)
Other assets	(524,000)	-
Accounts payable	94,333	-
Accrued interest on convertible loans	43,552	(6,027)
Accruals – related party	13,500	-
Net Cash Used in Operating Activities	(590,963)	(269,632)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible loans	648,900	181,000
Repayment of convertible loan	(46,000)	(40,000)
Loan from shareholder and related party	-	13,500
Net Cash Provided by Financing Activities	602,900	154,500

NET INCREASE (DECREASE) IN CASH	11,937	(115,132)
CASH AT BEGINNING OF PERIOD	39,386	115,738
CASH AT END OF PERIOD	$51,323	$606

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$17,470	$22,272
Income Taxes	$-	$-

Non-cash transactions:
Common stock issued for convertible debt	$104,676	$302,750
Common stock issued for prepaid services	$21,946	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BEMAX INC.

Notes to the Financial Statements

February 28, 2018

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

BEMAX INC. (“The Company”) was incorporated in the State of Nevada on November 28, 2012 to engage in the business of exporting disposable baby diapers manufactured in the United States and then distributing them throughout Europe and South Africa.

NOTE 2 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had minimal revenue and has an accumulated a deficit of $2,515,072 as of February 28, 2018. The Company requires capital for its contemplated operational and marketing activities. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future, loans from officers/directors and/or private placement of common stock. Obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The unaudited financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

Derivative Financial Instruments

Derivative liabilities are recognized in the balance sheets at fair value based on the criteria specified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-15 – Derivatives and Hedging – Embedded Derivatives (“ASC 815-15”). Pursuant to ASC Topic 815-15 an evaluation of the embedded conversion feature of convertible debt is evaluated to determine if the bifurcated debt conversion feature is required to be classified as a derivative liability. Since the terms of the embedded conversion features of the Company’s convertible debt provides for the issuance of shares of common stock at the election of the holders and the number of shares is subject to adjustment for a decline in the price of the Company’s common stock, the Company determined that the embedded conversion option met the criteria of a derivative liability. The estimated fair value of the embedded conversion feature of debt classified as derivative liabilities are determined using the Black-Scholes option pricing model. The model utilizes Level 3 unobservable inputs to calculate the fair value of the derivative liabilities at each reporting period. The Company determined that using an alternative valuation model such as a Binomial-Lattice model would result in minimal differences. The fair value of the embedded conversion feature of debt classified as derivative liabilities are adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded as other income or expense in the statement of operations. As of February 28, 2018, and May 31, 2017, the embedded conversion feature of $577,569 and $449,975, respectively, of convertible notes payable was classified as a derivative liability. Each reporting period the embedded conversion feature is re-valued and adjusted through the caption “change in fair value of derivative liabilities” on the statements of operations.

Fair value of financial instruments

The Company follows Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 825-10-50-10, Financial Instruments—Overall—Disclosure, for disclosures about fair value of our financial instruments and ASC 820-10-35-37, Fair Value Measurement—Overall—Subsequent Measure—Fair Value Hierarchy, to measure the fair value of our financial instruments. ASC 820-10-35-37 establishes a framework for measuring fair value GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10-35-37 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by ASC 820-10-35-37 are described below:

●	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

●	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

●	Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

February 28, 2018:

Description	Level 1	Level 2	Level 3
Embedded Derivative Liability	$-	$-	$577,569

May 31, 2017:

Description	Level 1	Level 2	Level 3
Embedded Derivative Liability	$-	$-	$449,975

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the unaudited financial statements for the nine months ended February 28, 2018.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have any significant impact on the Company’s results of operations, financial position or cash flow. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 4—PROPERTY AND EQUIPMENT

Furniture, fixtures, and equipment, stated at cost, less accumulated depreciation consisted of the following at:

	February 28, 2018		February 28, 2017
Computer equipment	$		$500
Vehicle		15,225
Less: accumulated depreciation		(2,664)	(500)
Fixed assets, net		$12,561	$-

Depreciation Expense

Depreciation expense for the nine months ended February 28, 2018 and 2017, was $2,392 and $0, respectively.

NOTE 5 – OTHER ASSETS

On March 27, 2017, the Company entered into an Option to obtain a Property Lease Agreement (“the lease”) with Simfox Enterprises aka Achievers Nursery School. This is a development property situated in Lagos, Nigeria. The lease is for 30 years with two successive five-year extensions at the option of the Company. Consideration for the Option is $300,000 with $110,000 due immediately and the balance by installments by August 30, 2017. As of February 28, 2018, the Company has paid the full $300,000. In addition, the Company has agreed, subject to the signing of the Definitive Document, to pay Simfox Enterprises, a $390,000 refundable good faith deposit, of which $390,000 has been paid. The definitive document is currently under negotiation. The deposit will be held by Simfox in an interest-bearing account to be returned to Bemax plus interest, on completion of the development of the property by the Company.

The Company intends to develop the property for its intended purpose over a two to five-year period, as mutually agreed upon. The option payment of $300,000 will be amortized over this period once development begins.

NOTE 6 - RELATED PARTY TRANSACTIONS

The President of the Company provides management services and office premises to the Company for a fee of $1,500 per month, the right to which the President has agreed to assign to the Company until such a time as the Company closes on an equity or debt financing of not less than $750,000. The assigned rights are valued at $1,000 per month for rent and $500 for executive compensation. As of February 28, 2018, and May 31, 2017, there is $58,500 and $45,000, respectively, accrued for these fees.

As of February 28, 2018, and May 31, 2017, there are loans from the majority shareholder of $11,438 and $11,438, respectively. These loans were made in order to assist in meeting general and administrative expenses. These advances are unsecured, due on demand and non-interest bearing.

NOTE 7 - STOCKHOLDERS’ EQUITY

On December 5, 2016, the Company issued 7,500,000 shares of common stock per the terms of a one-year consulting agreement. The shares were valued at $0.01 per share for total non-cash expense of $75,000. The expense was being amortized over the term of the agreement. As of February 28, 2018, the full $75,000 has been debited to consulting expense.

On January 24, 2017, the Company allowed Taiwo Aimasiko, its CEO to retire 150,000,000 shares of common stock in exchange for 50,000,000 Series B preferred shares.

On October 24, 2017, the Company amended its Articles of Incorporation increasing the authorized issue of common stock from 850,000,000 to 950,000,000. The par value remains the same at $0.0001 per share.

During the year ended May 31, 2017, various note holders converted $318,631 of principal and accrued interest into 185,348,336 shares of common stock. All conversions were completed pursuant to the terms of their respective convertible promissory notes. No gains or losses were recognized as a result of the conversions.

On January 8, 2018, the Board of Directors consented to increase the Company’s authorized common shares to 1,700,000,000 from 950,000,000, par value to remain at $0.0001.

On January 10, the Company’s Board of Directors approved the retirement of 40,000,000 common shares owned by the Company’s CEO, Taiwo Aimasiko, in exchange for 40,000,000 Series C Preferred Shares, effectively reducing the Company’s total common shares issued and outstanding by 9.3%.

During the nine months ended February 28, 2018, the Company converted $104,675 and $14,039 of principal and interest, respectively, into 219,447,951 shares of common stock.

On October 10, 2017, the Company executed an Agreement for IR Services. The agreement is for six months and requires a fee of 10 million shares of common stock. The first 5,000,000 shares of common stock are required upon the execution of the agreement and were granted by the Board of Directors on October 10, 2017. The next 2.5 million shares are due in thirty days and the remaining 2.5 million, thirty days after that. The Company issued the 5,000,000 shares valued at $0.0023 per share for total non-cash expense of $11,500. On November 10, 2017, the Company issued another 2,500,000 shares of common stock valued at $0.0022 per share for total non-cash expense of $5,500. On December 10, 2017, the Company issued the last 2,500,000 shares of common stock valued at $0.001 per share for total non-cash expense of $2,500. All expense is being amortized over the remaining term of the agreement. As of February 28, 2018, $15,025 has been debited to consulting expense. As of February 28, 2018, 5,000,000 of the shares have not yet been issued by the transfer agent; therefore, they have been credited to the stock payable account.

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

On January 8, 2018, the Company amended and restated its Articles of Incorporation to designate 40,000,000 of the 100,000,000 shares of Preferred Stock as Series C Preferred Stock. Each share of Series C preferred stock has voting rights of 40 votes per share, and will vote alongside the common stock, not as a separate class. Each share of preferred stock can be converted into one share of common stock at any time after a one-year anniversary. Holders are entitled to dividends, if declared, equivalent to if they had converted to common stock. The Series C preferred stock have no liquidation rights.

On January 10, 2018, the Company allowed Taiwo Aimasiko, its CEO to retire 40,000,000 shares of common stock in exchange for 40,000,000 Series C preferred shares.

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

On March 20, 2017, the Company issued a Convertible Promissory Note in favor of Crown Bridge Partners, LLC. The principal amount of the loan is $114,000 with an original issue discount of $14,000 and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on March 20, 2018. Crown Bridge Partners, LLC. has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 43% applied to the lowest trading price for ten days prior to the actual date of conversion. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $170,236 based on the Black Scholes Merton pricing model and a corresponding debt discount of $114,000 to be amortized utilizing the interest method of accretion over the term of the note. During the nine months ended February 28, 2018, the Company converted $12,380 of principal into 15,000,000 shares of common stock. As of February 28, 2018, the Company fair valued the derivative at $104,810. In addition, $110,921 of the debt discount has been amortized to interest expense.

On March 27, 2017, the Company issued a Convertible Promissory Note in favor of JSJ Investments, Inc. The principal amount of the loan is $125,000 with an original issue discount of $9,250 and carried an interest rate of 8% per annum. Upon default the interest rate has increased to 12%. It becomes due and payable with accrued interest on December 22, 2017. JSJ Investments, Inc. has the option to convert the Note plus accrued interest into common shares of the Company at any time. The conversion rate will be at a discount of 40% applied to the average of the three lowest trading prices for ten days prior to the actual date of conversion. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $204,373 based on the Black Scholes Merton pricing model and a corresponding debt discount of $125,000 to February 28, 2018, the Company converted $42,374 of principal into 41,953,384 shares of common stock. As of February 28, 2018, the Company fair valued the derivative at $79,047. In addition, $125,000 of the debt discount has been amortized to interest expense. This note is currently in default.

On April 4, 2017, the Company issued a Convertible Promissory Note in favor of Auctus, Fund, LLC. The principal amount of the loan is $145,000 with an original issue discount of $15,000 and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on December 22, 2017. Auctus Fund, LLC. has the option to convert the Note plus accrued interest into common shares of the Company, at any time. The conversion rate will be at a discount of 40% applied to the lowest trading price for ten days prior to the actual date of conversion. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $257,720 based on the Black Scholes Merton pricing model and a corresponding debt discount of $145,000 to be amortized utilizing the interest method of accretion over the term of the note. During the nine months ended February 28, 2018, the Company converted $17,621 and $12,365 of principal and interest, respectively into 90,275,800 shares of common stock. As of February 28, 2018, the Company fair valued the derivative at $81,727. In addition, $145,000 of the debt discount has been amortized to interest expense. This note is currently in default and has incurred a $15,000 penalty that has been added to the principal amount due.

On August 3, 2017, the Company issued a Convertible Promissory Note in favor of JSJ Investments, Inc. The principal amount of the loan is $60,000 with an original issue discount of $5,000 and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on May 3, 2018. JSJ Investments, Inc. has the option to convert the Note plus accrued interest into common shares of the Company at any time. The conversion rate will be at a discount of 40% applied to the average of the three lowest trading prices for ten days prior to the actual date of conversion. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $73,676 based on the Black Scholes Merton pricing model and a corresponding debt discount of $60,000 to be amortized utilizing the interest method of accretion over the term of the note. As of February 28, 2018, the Company fair valued the derivative at $57,402. In addition, $45,954 of the debt discount has been amortized to interest expense.

On June 2, 2017, the Company issued a Convertible Promissory Note in favor of GS Capital Partners, LLC. The principal amount of the loan is $132,000 with an original issue discount of $6,600 and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on June 2, 2018. GS Capital Partners, LLC. has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 36% applied to the lowest trading price for ten days prior to the actual date of conversion. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $172,690 based on the Black Scholes Merton pricing model and a corresponding debt discount of $132,000 to be amortized utilizing the interest method of accretion over the term of the note. During the nine months ended February 28, 2018, the Company converted $32,300 and $1,673 of principal and interest, respectively into 72,218,767 shares of common stock. As of February 28, 2018, the Company fair valued the derivative at $92,291. In addition, $67,303 of the debt discount has been amortized to interest expense.

On July 18, 2017, the Company issued a Convertible Promissory Note in favor of GS Capital Partners, LLC. The principal amount of the loan is $105,000 with an original issue discount of $5,000 and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on July 18, 2018. GS Capital Partners, LLC. has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 36% applied to the lowest trading price for ten days prior to the actual date of conversion. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $192,097 based on the Black Scholes Merton pricing model and a corresponding debt discount of $105,000 to be amortized utilizing the interest method of accretion over the term of the note. As of February 28, 2018, the Company fair valued the derivative at $116,078. In addition, $28,123 of the debt discount has been amortized to interest expense.

On October 19, 2017, the Company issued a Convertible Promissory Note in favor of Einstein Investments. The principal amount of the loan is $36,200 with an original issue discount of $5,200 and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on July 19, 2018. Einstein Investments has the option to convert the Note plus accrued interest into common shares of the Company, at any time. The conversion rate will be at a discount of 43% applied to the lowest trading price for 15 days prior to the actual date of conversion. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $86,715 based on the Black Scholes Merton pricing model and a corresponding debt discount of $36,200 to be amortized utilizing the interest method of accretion over the term of the note. As of February 28, 2018, the Company fair valued the derivative at $46,215. In addition, $20,869 of the debt discount has been amortized to interest expense.

On October 26, 2017, the Company issued a Convertible Promissory Note in favor of GS Capital Partners, LLC. The principal amount of the loan is $125,000 with an original issue discount of $6,250 and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on October 26, 2018. GS Capital Partners, LLC. has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 36% applied to the lowest trading price for ten days prior to the actual date of conversion. As of February 28, 2018, $2,084 of the debt discount has been amortized to interest expense.

On January 10, 2018, the Company issued a Convertible Promissory Note in favor of GS Capital Partners, LLC. The principal amount of the loan is $105,000 with an original issue discount of $5,000 and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on January 10, 2019. GS Capital Partners, LLC. has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 36% applied to the lowest trading price for ten days prior to the actual date of conversion. As of February 28, 2018, $667 of the debt discount has been amortized to interest expense.

On February 12, 2018, the Company issued a Convertible Promissory Note in favor of GS Capital Partners, LLC. The principal amount of the loan is $125,000 with an original issue discount of $6,250 and carries an interest rate of 8% per annum. It becomes due and payable with accrued interest on October 26, 2018. GS Capital Partners, LLC. has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate will be at a discount of 36% applied to the lowest trading price for ten days prior to the actual date of conversion. As of February 28, 2018, $260 of the debt discount has been amortized to interest expense.

A summary of outstanding convertible notes as of February 28, 2018 and May 31, 2017 is as follows:

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Principal Balance 5/31/2017	Additions	Repayments / Conversions	Principal Balance 2/28/2018
Crown Bridge Partners, LLC	12/28/2016	12/28/2017	8%	$46,000	$-	$(46,000)	$-
Crown Bridge Partners, LLC	3/20/2017	03/20/2018	8%	114,000	-	(12,380)	101,620
JSJ Investments, Inc.	3/27/2017	12/22/2017	8%	125,000	-	(42,374)	82,626
Auctus Fund, LLC	4/4/2017	12/30/2017	8%	145,000	15,000	(17,621)	142,379
GS Capital Partners, LLC	6/2/2017	6/2/2018	8%	-	132,000	(32,300)	99,700
GS Capital Partners, LLC	7/18/2017	7/18/2018	8%	-	105,000	-	105,000
JSJ Investments, Inc.	8/3/2017	5/3/2018	12%	-	60,000	-	60,000
Einstein Investments	10/19/2017	7/19/2018	8%	-	36,200		36,200
GS Capital Partners, LLC	10/26/2017	10/26/2018	8%	-	125,000	-	125,000
GS Capital Partners, LLC	1/10/2018	1/10/2019	8%	-	105,000	-	105,000
GS Capital Partners, LLC	2/12/2018	2/12/2019	8%	-	125,000	-	125,000
Total				430,000	703,200	(150,675)	982,525
Less debt discount				(237,608)	-	-	(188,519)
				$192,392	$703,200	$(150,675)	$794,006

During the year ended May 31, 2017, the Company converted $318,631 of principal and accrued interest into 185,348,336 shares of common stock. During the nine months ended February 28, 2018, the Company converted $104,675 and $14,039 of principal and interest, respectively, into 219,447,951 shares of common stock.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at May 31, 2016	$351,041
Increase to derivative due to new issuances	896,686
Decrease due to debt settlement	(1,117,070)
Derivative loss due to mark to market adjustment	319,318
Balance at May 31, 2017	449,975
Increase to derivative due to new issuances	695,414
Decrease due to debt settlement	(200,039)
Derivative loss (gain) to mark to market adjustment	(367,781)
Balance at February 28, 2018	$577,569

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy for the nine months ended February 28, 2018 is as follows:

Inputs	February 28, 2018	Initial Valuation
Stock price	$0.0007	$.0074
Conversion price	$.0004 - $.00045	.004
Volatility (annual)	226.40% - 288%	291.5%
Risk-free rate	1.64% -1.65%	1.08%
Years to maturity	.25 - .38	.58

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

NOTE 10 – CORRECTION OF ERRORS

The Company has discovered that there were errors in prior periods regarding revenue, expense and derivative recognition for derivatives related to the embedded conversion features of convertible notes. As a result, the prior periods in these financial statements have been restated.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, Subsequent Events, we have analyzed our operations subsequent to February 28, 2018, through the date the unaudited financial statements were available to be issued, and have determined that we do not have any material subsequent events to disclose in these unaudited financial statements other than the following.

Subsequent to February 28, 2018, the various note holder converted approximately $35,000 and of principal and interest, respectively into 162,669,226 shares of common stock.

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

The Company is working on several business development projects to increase business and revenue generation in 2018 and beyond, including but not limited to: product licensing of private labels in some of our African markets, production, and extended distribution of new and existing Bemax private label disposable baby diaper products. There can be no assurance that these will be successful in generating increased revenues in 2018.

Results of Operations for the Three Months Ended February 28, 2018 and 2017

Revenue

Revenue for the three months ended February 28, 2018 and 2017 was $102,090 and $24,960, respectively. The increase is due to a large sale to a single customer in January 2018.

Operating Expenses

Consulting fees were $5,001 and $0 for the three months ended February 28, 2018 and 2017, respectively. The increase can be attributed to the recognition of expense for stock for services issued.

Professional fees were $2,925 and $9,200 for the three months ended February 28, 2018 and 2017, respectively, a decrease of $6,275, or 68.2%, in 2018. The decrease in 2018, as compared to 2017, can be largely attributed to decreased audit and accounting fees related to required SEC quarterly filings.

General and administrative expense was $46,786 and $68,858 for the three months ended February 28, 2018 and 2017, respectively, a decrease of $22,072, or 32.1%, in the current period. The decrease in 2018 can be attributed to decreased operational costs.

Other Income and Expense

For the three months ended February 28, 2018, we had total other income of $205,647, compared to total other expense of $853,102 for the three months ended February 28, 2017. For the three months ended February 28, 2018, we recorded interest expense of $19,704, compared to $3,712 in the prior period. In addition, as a result of the convertible promissory notes, we recorded amortization of debt discount of $206,376, compared to $134,032 for the prior period, a loss on the issuance of convertible debt of $92,098 compared to $0 for the prior period, and a gain in the change in the fair value of our derivatives of $538,825 compared to a loss of $715,358 in the prior year.

Net Loss

For the three months ended February 28, 2018 and 2017, we gained net income of $154,525 and incurred a net loss of $1,070,720, respectively.

 Results of Operations for the Nine Months Ended February 28, 2018 and 2017

Revenue

Revenue for the nine months ended February 28, 2018 and 2017 was $104,815 and $140,113, respectively. The decrease is due fewer customers in the current period.

Operating Expenses

Consulting fees were $53,001 and $0 for the nine months ended February 28, 2018 and 2017, respectively. The increase can be attributed to fees associated with acquiring the property lease with Simfox and the recognition of expense for stock for services.

Professional fees were $31,713 and $18,600 for the nine months ended February 28, 2018 and 2017, respectively, an increase of $13,113, or 70.5%, in 2018. The increase in 2018, as compared to 2017, can be largely attributed to increased legal, audit, and/or accounting fees related to required SEC quarterly filings.

General and administrative expense was $132,997 and $79,442 for the nine months ended February 28, 2018 and 2017, respectively, an increase of $53,555, or 67.4%, in the current period. The increase in 2018 can be attributed to increased operational costs including $5,003 for travel, office expense as well as additional filing fees to amend some of our SEC filings.

Other Income and Expense

For the nine months ended February 28, 2018, we had total other expense of $486,046, compared to $964,928 for the nine months ended February 28, 2017. For the nine months ended February 28, 2018, we recorded interest expense of $45,125, compared to $53,001 in the prior period. In addition, as a result of the convertible promissory notes, we recorded amortization of debt discount of $485,763 compared to $296,400 for the prior period, a loss on the issuance of convertible debt of $284,014 compared to $284,091 for the prior period, a loss on settlement of debt of $23,925, and a gain in the change in the fair value of our derivatives of $367,781 compared to a loss of $331,436 in the prior year.

Net Loss

For the nine months ended February 28, 2018 and 2017, we incurred a net loss of $701,952 and $1,206,554, respectively.

Liquidity and Capital Resources

During the nine months ended February 28, 2018, we used cash of $590,963 in operating activities, as compared to $269,632 for the nine months ended February 28, 2017. Financing activities provided net cash of $602,900 during the nine months ended February 28, 2018, as compared to $154,500 for the nine months ended February 28, 2017.

As of February 28, 2018, we have the following convertible notes outstanding.

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Principal Balance 2/28/2018
Crown Bridge Partners, LLC	3/20/2017	03/20/2018	8%	$101,620
JSJ Investments, Inc.	3/27/2017	12/22/2017	8%	82,626
Auctus Fund, LLC	4/4/2017	12/30/2017	8%	142,379
GS Capital Partners, LLC	6/2/2017	6/2/2018	8%	99,700
GS Capital Partners, LLC	7/18/2017	7/18/2018	8%	105,000
JSJ Investments, Inc.	8/3/2017	5/3/2018	8%	60,000
Einstein Investments	10/19/2017	7/19/2018	8%	36,200
GS Capital Partners, LLC	10/26/2017	10/26/2018	8%	125,000
GS Capital Partners, LLC	1/10/2018	1/10/2019	8%	105,000
GS Capital Partners, LLC	2/12/2018	2/12/2019	8%	125,000
Total				$982,525

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $2,515,072 since inception (November 28, 2012) and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. However, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended February 28, 2018, the Company converted $104,675 and $14,039 of principal and interest, respectively, into 219,447,951 shares of common stock.

On October 10, 2017, the Company issued the 5,000,000 shares valued at $0.0023 per share for total non-cash expense of $11,500. On November 10, 2017, the Company issued another 2,500,000 shares of common stock valued at $0.0022 per share for total non-cash expense of $5,500. On December 10, 2017, the Company issued the last 2,500,000 shares of common stock valued at $0.001 per share for total non-cash expense of $2,500. As of February 28, 2018, 5,000,000 of the shares have not yet been issued by the transfer agent; therefore, they have been credited to the stock payable account.

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

BEMAX INC.

Dated: April 20, 2018	By:	/s/ Taiwo Aimasiko
Taiwo Aimasiko, President and
Chief Executive Officer

Dated: April 20, 2018	By:	/s/ Taiwo Aimasiko
Taiwo Aimasiko, Chief Financial Officer

